Form 10-Q
period 2013-09-30
BIOADAPTIVES, INC.
filed 2013-10-21
CIK 1575142

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54949

BioAdaptives, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2592228
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

c/o Gerald Epling
7251 W Lake Mead Blvd Suite 300
LAS VEGAS, NV	89128
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 334 4424

APEX 8, Inc.

2251 North Rampart Blvd., #182, Las Vegas NV 89128

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

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2013, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

BioAdaptives, Inc.
(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013
AND FOR THE PERIOD FROM APRIL 19, 2013
(DATE OF INCEPTION) TO SEPTEMBER 30, 2013

BioAdaptives, Inc.
(A Development Stage Company)
Balance Sheet

(unaudited)

As of September 30, 2013
ASSETS
Current Assets

Cash	$-

Total Current Assets	-

TOTAL ASSETS	$-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$500
Total Current Liabilities	500

TOTAL LIABILITIES	500

Stockholders’ Equity (Deficit)
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2013)	1,000
Additional Paid in Capital	749
Deficit accumulated during development stage	(2,249)
Total Stockholders’ Equity (Deficit)	(500)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-

See Notes to Financial Statements

BioAdaptives, Inc.
(A Development Stage Company)
Statements of Operations

(unaudited)

	Three Months Ended September 30, 2013	April 19, 2013 (inception) through September 30, 2013

Revenues

Revenues	$-	$-

Total Revenues	-	-

General & Administrative Expenses	1,249	1,749

Organization and related expenses	-	1,000

Total General & Administrative Expenses	1,249	2,749

Other Income	-	500

Net Loss	$(1,249)	$(2,249)
Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,000,000	10,000,000

See Notes to Financial Statements

BioAdaptives, Inc.
(A Development Stage Company)
Statement of Cash flows

(unaudited)

	Three Months Ended September 30, 2013	April 19, 2013 (inception) through September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,249)	$(2,249)
Change in accounts payable	500	500
Changes in working capital	-	1,000

Net cash provided by (used in) operating activities	(749)	(749)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds in additional paid in capital	749	749
Net cash provided by (used in) financing activities	749	749

Net increase (decrease) in cash	-	-

Cash at beginning of year	-	-

Cash at end of year	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to founder for services rendered	-	1,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements

BioAdaptives, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Period from April 19, 2013 (inception) to September 30, 2013

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

BioAdaptives, Inc. (formerly known as APEX 8 Inc.) (the “Company”) was incorporated under the laws of the State of Delaware on April 19, 2013 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

NOTE 5.   SHAREHOLDER’S EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. The founding shareholder made a contribution of $749 in additional paid in capital.

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2013.

•	Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended September 30, 2013.

NOTE 7.  SUBSEQUENT EVENTS

On October 21, 2013, the Company entered two license agreements with Ferris Holding, Inc., a Nevada corporation (“Ferris”). Pursuant to the first agreement (the “Product Agreement”), Ferris granted a license to the Company to Ferris’s proprietary stem cell enhancing product and the name “NutraLoadTM.”  As consideration for the rights granted under the Product Agreement, the Company agreed to pay a royalty of 5% of the gross revenues royalties received from the sales of all products produced and sold by the Company pursuant to the rights granted under this license agreement.  The term of the agreement is initially for six months, and the parties may agree to renew the agreement.

Pursuant to the second agreement, the (“Technology Agreement”), Ferris granted a license to the Company to Ferris’s trade secrets relating to Ferris’s proprietary AgronifierTM processes, materials, equipment, software, and hardware (the “Agronifier Technology”), limited to the treatment of foods, supplements and liquids.  As consideration for the rights granted under the Product Agreement, the Company agreed to pay a royalty of 5% of the gross revenue from all products produced which incorporate the Technology, as well as from the provision of any services using the Technology from which revenues are generated.  The term of the agreement is initially for six months, and the parties may agree to renew the agreement.

On October 21, 2013, the Company entered into an Asset Purchase Agreement (the “APA”) with BioSwan, Inc., a Nevada corporation (“BioSwan”), pursuant to which the Company acquired certain of the assets of BioSwan (collectively, the “Assets”), consisting of the following:

•	A License Agreement between the Seller and CleanPath Resources Corp, a Nevada corporation (“CleanPath”) dated as of March 26, 2013.

•	A License Agreement between the Seller and CleanPath dated as of July 16, 2013, relating to the Ferris trade secrets relating to Ferris’s proprietary AgronifierTM processes, materials, equipment, software, and hardware (the “CleanPath Technology Agreement”); and

•	Stock certificates for 200,000,000 shares of CleanPath common stock.

Pursuant to the APA, the Company issued 2,000,000 shares of its restricted common stock to BioSwan as full consideration for the Assets purchased.

Management has evaluated subsequent events up to and including October 21, 2013 which is the date the statements were available for issuance and determined there are no reportable subsequent events other than as noted above.

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

None.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended September 30, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Control by Ferris Holding Inc.

Ferris Holding Inc. currently owns 100% of all the issued and outstanding capital stock of the Company. Barry Epling, our Chairman of the Board of Directors is also the Chairman of the Board of Directors and President and Chief Executive Officer of Ferris Holding Inc. (Gerald Epling, our President, Chief Executive Officer and Chief Financial Officer, previously was an officer of Ferris Holding, although as of the date of this Report, he had resigned and had no management position with Ferris Holding.  Additionally, he is the brother of Barry Epling.) Because of its ownership of the shares, Ferris Holding has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

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

BioAdaptives, Inc.

Dated: October 21, 2013	By: /s/ Gerald Epling Gerald Epling, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer

