Form 10-K
period 2013-12-31
BIOADAPTIVES, INC.
filed 2014-04-14
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-54949

BioAdaptives, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-2592228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7251 W Lake Mead Blvd Suite 300 Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 702-630-2280
(Former name and former address, if changed since last Report)
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not applicable.

Securities registered under Section 12(g) of the Exchange Act:
Title of class
Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

i

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 12,041,667 as of March 31, 2014.

ii

iii

PART I

Item 1. Business

Company Information

Organization

BioAdaptives, Inc. (“BioAdaptives,” the “Company,” “we,” or “us”), was incorporated in the state of Delaware on April 19, 2013, as APEX 8 Inc. From inception through October 21, 2013, the Company was in the developmental stage and conducted virtually no business operations, other than organizational activities and preparation of a registration statement on Form 10 (the “Registration Statement”). The Form 10 was filed on May 3, 2013, and went effective following a review by the U.S. Securities and Exchange Commission (the “SEC”). On June 11, 2013, the SEC informed the Company the SEC staff had no further comments.

Subsequently, on June 21, 2013, our sole officer and director, Richard Chiang, entered into a Share Purchase Agreement pursuant to which he sold an aggregate of 10,000,000 shares of the Company’s common stock to Ferris Holding Inc. at a purchase price of $40,000. In aggregate, these shares represented 100% of the Company’s issued and outstanding common stock. Effective upon the closing of the Share Purchase Agreement, Richard Chiang owned no shares of the Company’s stock.

Additionally, on June 21, 2013, the Company accepted the resignations of Richard Chiang as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. These resignations were in connection with the consummation of the Share Purchase Agreement with Ferris Holding Inc., and were not the result of any disagreement with Company on any matter relating to Company's operations, policies or practices. Effective as of the same date, to fill the vacancies created by Richard Chiang’s resignations, the Company elected and appointed Barry K. Epling as Chairman of the Board of Directors, and Gerald A. Epling, President, Chief Executive Officer, Secretary, Chief Financial Officer and Member of the Board of Directors of the Company.

Subsequently, on September 25, 2013, pursuant to board and shareholder approval, the Company changed its name from APEX 8 Inc. to BioAdaptives, Inc., and filed a Certificate of Amendment with the Delaware Secretary of State.

Background Information; Operational History

Ferris Holding

As of the date of this Annual Report, Ferris Holding, Inc. (“Ferris”) was the majority shareholder of the Company. Prior to the issuance of shares to BioSwan, Inc., a Nevada corporation (“BioSwan”), in connection with the purchase of the assets of BioSwan, described in more detail below, Ferris was the sole shareholder of the Company.

In 2005, Barry Epling, the Chairman of the Board of BioAdaptives, launched Ferris Holding, Inc., as CEO. Ferris is a business consulting company specializing in the development of nutraceuticals from formulation through management and development. Ferris has developed nutraceutical products that include functional beverages, science-based primitive cell enhancement products, and products designed to deal with various health related issues of baby boomers. Ferris has patents pending for its nutraceuticals and noninvasive devices which were assigned to Ferris by Mr. Epling.

As of the date of this Annual Report, Barry Epling, the Chairman of the Board of BioAdaptives, was the sole officer and director of Ferris. Previously, Gerald Epling, the President, CEO, CFO, and director of BioAdaptives, was an officer of Ferris. However, he resigned all positions with Ferris, and as of the date of this Annual Report, was not an officer or director of Ferris.

License Agreements with Ferris Holding

On October 21, 2013, the Company entered into two license agreements with Ferris. Pursuant to the first agreement (the “Product Agreement”), Ferris granted to the Company a license to Ferris’s proprietary primitive cell enhancing product. Under the Product Agreement, the Company has the non-exclusive right to manufacture and sell nutraceutical products using Ferris’s stem-cell enhancing technologies and intellectual property, and to sell nutraceutical products. The Company plans to both sublicense these rights (see discussion of CleanPath agreements below) and to produce and sell these products, through a subsidiary entity, Blenders Choice (discussed in more detail below).

As consideration for the rights granted under the Product Agreement, the Company agreed to pay a royalty to Ferris of 5% of the gross revenues royalties received from the sales of all products produced and sold by the Company pursuant to the rights granted under this license agreement. The term of the agreement is initially for six months, and the parties may agree to renew the agreement.

Pursuant to the second agreement, the (“Technology Agreement”), Ferris granted a license to the Company to Ferris’s trade secrets relating to Ferris’s proprietary AgronifierTM processes, materials, equipment, software, and hardware (the “Agronifier Technology”), limited to the treatment of foods, supplements and liquids. Under the Technology Agreement, the Company has the non-exclusive right to use the Agronifier Technology to treat foods and beverages, as well as food supplements and the Company’s nutraceutical products. As with the product license agreement, the Company intends to both sublicense these rights (see discussion of CleanPath agreements below) and to use the Agronifier Technology, either directly or through a subsidiary entity, to treat foods, wine, and to build products incorporating the Agronifier Technology for resale.

As consideration for the rights granted under the Product Agreement, the Company agreed to pay to Ferris a royalty of 5% of the gross revenue from all products produced which incorporate the Technology, as well as from the provision of any services using the Technology from which revenues are generated. The term of the agreement is initially for six months, and the parties may agree to renew the agreement.

Acquisition of Assets of BioSwan

Also on October 21, 2013, the Company entered into an Asset Purchase Agreement (the “APA”) with BioSwan, Inc., a Nevada corporation (“BioSwan”), pursuant to which the Company acquired certain of the assets of BioSwan (collectively, the “Assets”). By way of background, BioSwan’s stated mission is to become a premiere research and development company that improves the quality of life, or saves lives by providing new and innovative health related technologies and therapies. BioSwan had contractual rights to the Ferris proprietary primitive cell enhancing product and the Ferris trade secrets relating to Ferris’s proprietary AgronifierTM processes, materials, equipment, software, and hardware. BioSwan had sublicensed those rights to a third party Clean Path Resources Corp., as described more fully below.

The Assets acquired from BioSwan consisted of the following:

-	A License Agreement between BioSwan and CleanPath Resources Corp, a Nevada corporation (“CleanPath”) dated as of March 26, 2013, relating to the Ferris proprietary primitive cell enhancing product (the “CleanPath Product Agreement”);
-	A License Agreement between BioSwan and CleanPath dated as of July 16, 2013, relating to the Ferris trade secrets relating to Ferris’s proprietary AgronifierTM processes, materials, equipment, software, and hardware (the “CleanPath Technology Agreement”);
-	Several non-disclosure agreements between BioSwan and various individuals; and
-	Stock certificates for 200,000,000 shares of CleanPath common stock.

Pursuant to the APA, BioSwan assigned the CleanPath Product Agreement and the CleanPath Technology Agreement to the Company, and the Company agreed to assume the obligations of BioSwan with respect to CleanPath under the CleanPath Product Agreement and the CleanPath Technology Agreement.

Pursuant to the APA, the Company issued 2,000,000 shares of its restricted common stock to BioSwan as full consideration for the Assets purchased.

Under the CleanPath Product Agreement, CleanPath is required to pay to the Company a royalty of 20% of the gross revenue for the products produced under the rights granted under the CleanPath Product Agreement. CleanPath agreed to provide to the Company a monthly accounting of all gross revenue from the products sold. Under the CleanPath Technology Agreement, CleanPath is required to pay to the Company a royalty of 20% of the gross revenue for the products sold using the Agronifier technology. CleanPath agreed to provide to the Company a monthly accounting of all gross revenue from the products sold.

By way of background information, as of the date of the APA, BioSwan had received $55,000 in royalties pursuant to the CleanPath Product Agreement. Management anticipates that these agreements will continue to produce revenues to the Company, although there can be no guarantee that similar levels of royalties will continue to be paid.

Pursuant to the Ferris Agreements, the Company has the rights necessary to perform its obligations under the assumed CleanPath Technology Agreement and the CleanPath Product Agreement. The Company intends to continue its relationship with CleanPath and to honor the sublicense agreements with CleanPath of the Ferris technology.

Following the closing of the purchase of the Assets from BioSwan, BioSwan transferred the 2,000,000 shares of BioAdaptives common stock to BioSwan’s parent entity, which distributed those shares to the shareholders of that parent entity. Through this mechanism, BioAdaptives obtained a shareholder base of approximately 35,000 shareholders.

As noted above, pursuant to the rights granted to the Company under Product Agreement, the Company plans to manufacture and sell nutraceutical products using Ferris’s stem-cell enhancing technologies and intellectual property, and to sell private label nutraceutical products. The Company plans to both sublicense these rights and to produce and sell these products.

With respect to products to be sold directly, the Company’s initial strategy was to use a separate marketing division with a separate management team which reported to the Company’s Board of Directors. Subsequently, BioAdaptives incorporated Blenders Choice Inc (“Blenders”). Blenders is a 100% owned subsidiary incorporated in the State of Nevada. Management intends to use Blenders as the sales and marketing arm of the Company.

Strategy

BioAdaptives is a research, development, and educational company. Our current focus is on products that improve health and wellness. These products include dietary supplements, specialty food items, and proprietary methods of optimizing the bioelectromagnetic availability of foods and beverages. Our base of intellectual property and products, which are patent pending solutions in the form of devices and nutraceuticals, are designed to aid in cognition, focus, fatigue reduction, increased testosterone, improved overall emotional and physical wellness, healing, and anti-aging.

The Company's strategy is to develop a position as a leader in supplying quality nutraceutical products to an aging population within developed countries such as the United States, Canada, Western Europe, Eastern Europe, and Russia, and in Asian countries such as China, Japan, Korea and Taiwan, while continuing to create new innovative, health inspired products to generate growth in sales and profitability. Specifically, the Company seeks to:

1. Create market share in the rapidly growing aging population demographic. The Company's strategy is to create its share in the this demographic within developed countries by (i) emphasizing the benefits of its proprietary nutraceutical and AgronifierTM products and technology as well as creating additional products, and (ii) utilizing its marketing division to act as its sales and distribution arm to seek additional channels for sales coverage.

2. Focus on the aging population of developed countries. The Company believes that the population growth in the aged population demographic presents a unique opportunity. The World Health Organization has stated that the population growth for those 60 years and older will more than double from 11% to over 22% between 2000 and 2050, with the absolute number of people aged 60 and over expected to increase from 605 million to 2 billion within the same period. Additionally, according to the World Health Organization, the number of people aged 80 years or older will quadruple to 395 million within the next 30 years. (Source: http://www.who.int/ageing/about/facts/en/. Paper copy on file with the Company.) (The URL of the World Health Organization website is included herein as an inactive textual reference. Information contained on, or accessible through, that website is not a part of, and is not incorporated by reference into, this Annual Report.)

3. Make strategic acquisitions. The Company plans to capitalize on the significant opportunities for consolidation available in the nutraceutical industry. The Company anticipates that it will seek acquisitions that serve to expand the Company's product brands, broaden its product offerings or facilitate entry into complementary distribution channels. As of the date of this Annual Report, the Company had not entered into any definitive agreements or negotiations relating to acquisitions.

4. Continue to develop new products and product extensions. The Company seeks to develop and commercialize nutraceutical products and through this effort intends to develop new and innovative products. During 2013, Ferris Holding, Inc., a Nevada corporation (“Ferris”), introduced two new formulations of branded products, NutraLoad® and Bliss In A BottleTM, and pursuant to the Product Agreement with Ferris, the Company has the right to develop, market, and sell these products. The Company also plans to continue developing new products, pursuant to the Ferris Product Agreement, as a significant element of its future growth.

5. Capitalize on strong international growth. The Company believes that international sales represent a significant growth opportunity as aging population growth outside North America exceeds 1 billion people. The Company plans to aggressively pursue international sales by adding additional salespeople within its marketing division, developing a network in high growth regions, and continuing its efforts to register products and trademarks in attractive foreign markets.

Keys to Success

As a research and development company, the Company’s mission is to create innovative, health-inspired nutraceutical products from its team of medical doctors and notable scientists on its Advisory Board. The Company seeks to become a competitive force in the nutraceutical marketplace by offering products that make key differences in people’s lives With the increase of aging populations in countries such as the United States, Eastern and Western Europe, and in Asian countries such as Japan, Korea and Taiwan, the Company plans to seek the opportunity within these unique population groups that understand and seek the health benefits of nutraceutical products.

Critical Issues

The Company operates in a very competitive environment. Generally, nutraceuticals do not require FDA approval to market in the United States, our primary market. This absence of regulatory oversight allows for a greater number of competitors, many of whom compete directly for our target market. There can be no assurances that we will succeed in our business as a leading provider of nutraceutical products, nor can there be any such assurances that the P-3 product or other product formulations (both company sales and private label products) will find commercial success.

Mission

The Company’s mission is to become a leading developer of innovative, health-inspired nutraceutical products worldwide. We seek to differentiate our business by utilizing our Advisory Board to help us create new products as well as evaluate new products to license. Additionally, the Company seeks to add value by combining our technical resources to become a leading force in nutraceutical products.

Marketing Objectives

Through our marketing division, we have created a separate sales and marketing organization that reports directly to our Board of Directors. This division has its own management and works exclusively to market our nutraceutical product. The Company does not plan to sell or market products directly, instead seeking distributors and private label clients through the marketing arm of the Company.

Financial Objectives

The Company seeks to achieve commercial success in its first product offering, private labeled P-3.

Positioning

The Company seeks to position itself as a leading researcher and developer of nutraceutical products. The Company’s strategy is to utilize our marketing division as our sales and marketing arm to help us gain traction with customers. As we concentrate our efforts to operate within an intensely competitive market, the Company will look to its medical consultants and Advisory Board for guidance in decision making and direction. Additionally, we will rely on Gerald Epling our President and Chief Executive Officer for leadership and strategic planning.

Marketing Research

Management believes that the BioAdaptives value proposition lies within the strength of our Advisory Board. The Company initially will rely on the experience and expertise from three medical doctors and research scientists on the Advisory Board, all of whom have broad experience and contacts throughout the nutraceutical industry and markets. The current members of this board are highly respected professional within their areas of expertise. Additionally, our sales and marketing arm will work directly with our management and Advisory Board on how we should approach our customers and potential customers.

International Opportunities

We will seek international sales opportunities as well as opportunities to create new partnership, licensing agreements and potential acquisitions as our management decides as opportunistic. Members of our Advisory Board have strong connections to international markets, and should be able to help us develop a strong presence in international markets throughout the world.

Intellectual Property

Trademarks. We use trademarks in our business, particularly relating to our corporate and product names. We currently own two trademarks, Nutraload® and BioAdaptivesTM. Nutraload® is registered with the United States Patent and Trademark Office (the “USPTO”). Federal registration of a trademark in the United States enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third-party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.

Two separate applications for the trademark BioAdaptivesTM have been filed with the USPTO. The first, Application No. 86021556, was filed on July 26, 2013, for use in connection with nutritional supplements. The filing was made by Bioexperience Ltd. Corporation, an entity which Gerald Epling, the President and CEO of BioAdaptives, also controls. Effective as of November 26, 2013, Bioexperience assigned this trademark to BioAdaptives, pursuant to which BioAdaptives received the right to use this trademark. As of the date of this Annual Report, this trademark had been approved by the examining attorney but not yet published for opposition.

Additionally, Application No. 86191161 was filed on February 12, 2014, for use in connection with educational services. The filing was made by Gerald Epling, and was subsequently assigned on March 26, 2014, to BioAdaptives. As of the date of this Annual Report, this trademark had not yet been assigned to an examining attorney.

We may file additional applications for the registration of our trademarks in foreign jurisdictions as our business expands under planned distribution arrangements. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection provided by registration in the United States.

License Agreements. As noted above, pursuant to the Ferris Agreements, Ferris Holding licensed to BioAdaptives the non-exclusive right to use Ferris’s proprietary primitive cell enhancing product and to use Ferris’s trade secrets relating to Ferris’s proprietary AgronifierTM processes, materials, equipment, software, and hardware (the “Agronifier Technology”), limited to the treatment of foods, supplements and liquids.

Royalty Agreements. Also as noted above, Under the CleanPath Product Agreement, CleanPath is required to pay to the Company a royalty of 20% of the gross revenue for the products produced under the rights granted under the CleanPath Product Agreement. Under the CleanPath Technology Agreement, CleanPath is required to pay to the Company a royalty of 20% of the gross revenue for the products sold using the Agronifier technology. CleanPath agreed to provide to the Company a monthly accounting of all gross revenue from the products sold.

Trade Secrets. We own certain intellectual property, including trade secrets that we seek to protect, in part, through confidentiality agreements with employees and other parties, although some employees who are involved in research and development activities have not entered into these agreements. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.

We intend to protect our legal rights concerning intellectual property by all appropriate legal action. Consequently, we may become involved from time to time in litigation to determine the enforceability, scope, and validity of any of the foregoing proprietary rights. Any litigation relating to the enforcement of our intellectual property rights could result in substantial cost and divert the efforts of management and technical personnel.

Competition

There are numerous factors that affect competition and our competitive position within the nutraceutical industry. There are limited barriers to entry which allow entrants into the industry with little complications. Additionally, there are no FDA trials or regulations by the FDA on nutraceutical products, the latter of which allows for intense competition within the industry. Due to the relatively low barrier to entry, we face numerous existing competitors and a greater number of new entrants. There can be no assurances that any of our efforts will be achieved to the satisfaction of our management and shareholders.

Employees

As of March 31, 2014, the Company had 1 full-time employee and no part-time employees. Management believes that our relationship with our employees is good.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties.

We currently lease an office at 7251 W Lake Mead Blvd, Suite 300, Las Vegas, Nevada, at a monthly rental cost of $850.00. We believe that this space will be sufficient for our initial needs, although as funding and revenues become available, and the Company’s operations grow, we anticipate finding other office space as needed.

Item 3. Legal Proceedings.

The Company is not involved in any legal proceedings which management believes will have a material effect upon the financial condition of the Company, nor are any such material legal proceedings anticipated.

We are not aware of any contemplated legal or regulatory proceeding by a governmental authority in which we may be involved.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Although the Company anticipates that a public market for over-the-counter trading of the Company's securities may develop after the distribution is completed, there can be no assurance that such a market will develop or that it will be sustained. After the distribution of the shares of BioAdaptives common stock by Hemp, Inc., to the Hemp stockholders has been completed, the shares of the Company's common stock distributed by Hemp will be unrestricted and freely salable, except for approximately 5.48% of the common stock which will be owned by affiliates of the Company. As of the date of this Annual Report, the Company had received notice that FINRA had approved the distribution of the shares to the Hemp stockholders.

Also as of the date of this Annual Report, the Company had begun the process of having its common stock listed on the OTC Bulletin Board or the OTC Markets (including the OTCQB or OTCQX), but there can be no assurance that such application will be accepted, or that if accepted, any market for our shares will ever develop. For information on shareholders who will own 5% or more of our common stock following the distribution, as well as the ownership of our officers and directors, please see “Security Ownership Of Certain Beneficial Owners and Management.”

Holders of Our Common Stock

Immediately following the distribution, the Company anticipates that there will be approximately 236 record holders of the Company's common stock. Prior to the Distribution, the Company had approximately 2 holders of record of our common stock.

Dividends

Since its incorporation, the Company has not declared any dividend on its common stock. The Company does not anticipate declaring or paying a dividend on its common stock for the foreseeable future. We plan to retain any future earnings for use in our business activities.

Transfer Agent and Registrar

The transfer agent and registrar for the Company's common stock will be Madison Stock Transfer, Inc. 1688 East 16th St #7, Brooklyn, NY 11229.

Equity Compensation Plans

The Company currently does not have any equity compensation plans.

Recent Sales of Unregistered Securities

On October 1, 2013, the Company sold an aggregate of 41,667 shares of its common stock for aggregate consideration of $5,000 (a per-share price of $0.12). The shares were sold to an accredited investor, Ferris Holdings Inc., the controlling stockholder of the Company.

On October 21, 2013, the Company entered into an Asset Purchase Agreement (the “APA”) with BioSwan, Inc., a Nevada corporation (“BioSwan”), pursuant to which the Company acquired certain of the assets of BioSwan (collectively, the “Assets”), consisting of the following:

-	A License Agreement between the Seller and CleanPath Resources Corp, a Nevada corporation (“CleanPath”) dated as of March 26, 2013, relating to the Ferris proprietary stem cell enhancing product (the “CleanPath Product Agreement”);
8

-	A License Agreement between the Seller and CleanPath dated as of July 16, 2013, relating to the Ferris trade secrets relating to Ferris’s proprietary AgronifierTM processes, materials, equipment, software, and hardware (the “CleanPath Technology Agreement”);
-	Several non-disclosure agreements between BioSwan and various individuals; and
-	Stock certificates for 200,000,000 shares of CleanPath common stock.

Pursuant to the APA, BioSwan assigned the CleanPath Product Agreement and the CleanPath Technology Agreement to the Company, and the Company agreed to assume the obligations of BioSwan with respect to CleanPath under the CleanPath Product Agreement and the CleanPath Technology Agreement.

As consideration for the assets purchased, pursuant to the APA, the Company issued 2,000,000 shares of its restricted common stock to BioSwan as full consideration for the Assets purchased.

Each of the purchasers represented to the Company that they were accredited investors as defined under the rules and regulations of the Securities Act. No public solicitation or advertising was undertaken in connection with the transactions and the purchasers of the shares sold in the offering represented that they were purchasing the shares for their own account and for investment purposes and not for purposes of distribution or resale. The certificates evidencing such shares were marked with a restrictive legend, indicating that any resale or transfer thereof was subject to restrictions under the Securities Act and applicable rules and regulations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of its equity securities during 2013.

Item 6. Selected Financial Data.

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

APEX 8 Inc. was incorporated in the State of Delaware on April 19, 2013. On May 3, 2013, we filed a registration statement on Form 10 to register with the U.S. Securities and Exchange Commission as a public company. We were originally organized as a vehicle to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

On June 21, 2013, our sole officer and director, Richard Chiang entered into a Share Purchase Agreement pursuant to which he sold an aggregate of 10,000,000 shares of his shares of the Company’s common stock to Ferris Holding Inc. at a purchase price of $40,000. In the aggregate, these shares represented 100% of the Company’s issued and outstanding common stock. Effective upon the closing of the Share Purchase Agreement, Richard Chiang owned no shares of the Company’s stock.

Additionally, on June 21, 2013, the Company accepted the resignations of Richard Chiang as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. These resignations were in connection with the consummation of the Share Purchase Agreement with Ferris Holding Inc., and were not the result of any disagreement with the Company on any matter relating to the Company's operations, policies, or practices. Effective as of the same date, to fill the vacancies created by Richard Chiang’s resignations, the Company elected and appointed Barry K. Epling as Chairman of the Board of Directors, and Gerald A. Epling, as President, Chief Executive Officer, Secretary, Chief Financial Officer and Member of the Board of Directors of the Company.

Subsequently, on September 24, 2013, the Board of Directors and Majority Stockholder of the Company approved an amendment to the Company‘s Certificate of Incorporation to change the name of the Company from APEX 8 Inc. to BioAdaptives, Inc. On September 25, 2013, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to change the name of the Company to BioAdaptives, Inc.

Discussion

BioAdaptives, Inc., is a development stage company. To date we have, had no sales within fiscal 2013. We can make no assurances that we will find commercial success in any of our products. We also rely upon our sales and licensing of our licensed Agronifier technology and direct and indirect sales of the P-3 and NutraLoad® products for revenues, neither of which have produced any significant revenue since our inception. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations within the previous third quarter of 2013.

COMPETITION

As a new entrant in the nutraceuticals market, we compete in an intense industry focused on brand recognition, efficacy claims, pricing, and marketing. The nutraceuticals industry is a largely unregulated and fragmented industry. There are numerous companies that compete with us and many of our competitors are larger than the Company, have greater access to capital, and may be better able to withstand volatile market conditions. Moreover, because the nutraceutical industry generally has low barriers to entry, additional competitors could enter the market at any time. In that regard, although the nutraceutical industry to date has been characterized by many relatively small participants, there can be no assurance that national or international companies (which may include pharmaceutical companies or other suppliers to mass merchandisers) will not seek to enter or to increase their presence in this industry. Increased competition in the industry could have an adverse effect on the Company. According to Euromonitor International’s report on Vitamins and Dietary Supplements in the US, dated April 2013 (copy on file with the Company), there are currently, six companies control more than 2% each of the market with the largest controlling 6%. Living Essentials, NBTY, Inc., Pharmavite Corp, Pfizer Consumer Healthcare, Inc., Bayer Group, and General Nutrition Centers, Inc. Together this group controls 22.4% of the US market. Another 28 companies control another 24% of the market. This leaves 53.6% of the market controlled by very small independent companies. The market is extremely competitive for similar products with over one hundred companies competing for market share.

DEPENDENCE ON FERRIS HOLDING

We rely on our majority shareholder, Ferris Holding, to a great extent for support. While we have incurred losses since inception, our business was funded initially by Ferris Holding and by our President, CEO, and CFO, Gerald Epling. Gerald Epling previously was an officer of Ferris Holding, although as of the date of this Annual Report, he had resigned and had no management position with Ferris Holding. Additionally, he is the brother of Barry Epling, who is the founder and is the sole officer and director of Ferris Holding. If we cannot achieve commercial success in our products, we may need to continue to rely on Ferris Holding for support. If Ferris Holding at any time decides to alter or change materially our arrangement, we could experience a material adverse effect on the Company.

RELIANCE ON KEY MANAGEMENT

The operation of the Company requires managerial and operational expertise. In particular, the Company is dependent upon the management and leadership skills of Gerald Epling, our sole officer, and Barry Epling, the Chairman of the Board.. Additionally, the Company relies heavily upon the professional medical and scientific advice from its Advisory Board which includes Dr. Jun Gu M.D., Ph.D., Dr. Edward E. Jacobs Jr. M.D., and Dr. Antonina Nabokova, M.D. None of the key management employees has a long-term employment contract with the Company, and there can be no assurance that such individuals will remain with the Company. The failure of such key personnel to continue to be active in management could have a material adverse effect on the Company.

RISKS ASSOCIATED WITH IMPLEMENTATION OF BUSINESS STRATEGY

Implementation of the Company's business strategy is subject to risks and uncertainties, including certain factors that are within the Company's control and other factors that are outside of the Company's control. In addition, certain elements of the Company's business strategy, notably the licensing of additional business lines from Ferris Holding, or other companies could result in significant expenditures of cash and management resources.

RISKS ASSOCIATED WITH ACQUISITIONS

The Company intends to use its equity to pursue acquisitions in the future as a component of the Company's business strategy, although as of the date of this Annual Report, the Company did not have any definitive agreements relating to any acquisitions. There can be no assurances that attractive acquisition opportunities will be available to the Company, that the Company will be able to obtain financing for or otherwise consummate any future acquisitions or that any acquisitions which are consummated will prove to be successful. Moreover, acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with the Company's other businesses, the diversion of management's attention from other aspects of the Company's business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The acquisition of another business can also subject the Company to liabilities and claims arising out of such business. In addition, future acquisitions would likely require additional financing, which would likely result in an increase in the Company's indebtedness or the issuance of additional capital stock which could be dilutive to holders of shares issued in the event of an Offering.

NO ASSURANCE OF FUTURE INDUSTRY GROWTH

Although market data referred to in this Annual Reportand otherwise available to investors regarding the size and projected growth rates of the nutraceuticals market and our target demographic indicate that such markets are large and rapidly growing, there can be no assurance that such markets are as large as reported or that such projected growth will occur or continue. Market data and projections, such as those presented in this Annual Report, are inherently uncertain and subject to change. In addition, the underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond the Company's control. There can be no assurance that an adverse change in size or growth rate of the nutraceuticals market will not have a material adverse effect on the Company.

RISKS ASSOCIATED WITH INTERNATIONAL MARKETS

The Company's growth likely will be dependent in part upon its ability to expand its operations into new markets, including international markets. The Company may experience difficulty entering new international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things: (i) changes in or interpretations of foreign regulations that may limit the Company's ability to sell certain products or repatriate profits to the United States, (ii) exposure to currency fluctuations, (iii) the potential imposition of trade or foreign exchange restrictions or increased tariffs and (iv) political instability. If the Company seeks to expand international operations, these and other risks associated with international operations are likely to increase.

Recent Developments

Ferris Holding Agreements

On October 21, 2013, the Company entered two license agreements with Ferris Holding, Inc., a Nevada corporation (“Ferris”). Pursuant to the first agreement (the “Product Agreement”), Ferris granted a non-exclusive license to the Company to Ferris’s proprietary primitive cell enhancing product. Under the Product Agreement, the Company has the right to manufacture and sell nutraceutical products using Ferris’s stem-cell enhancing technologies and intellectual property, and to sell nutraceutical products. The Company plans to both sublicense these rights (see discussion of CleanPath agreements below) and to produce and sell these products, either directly or through a subsidiary entity.

As consideration for the rights granted under the Product Agreement, the Company agreed to pay a royalty of 5% of the gross revenues royalties received from the sales of all products produced and sold by the Company pursuant to the rights granted under this license agreement. The term of the agreement is initially for six months, and the parties may agree to renew the agreement.

Pursuant to the second agreement, the (“Technology Agreement”), Ferris granted a non-exclusive license to the Company to Ferris’s trade secrets relating to Ferris’s proprietary AgronifierTM processes, materials, equipment, software, and hardware (the “Agronifier Technology”), limited to the treatment of foods, supplements and liquids. Under the Technology Agreement, the Company has the right to use the Agronifier Technology to treat foods and beverages, as well as food supplements and the Company’s nutraceutical products. As with the product license agreement, the Company intends to both sublicense these rights (see discussion of CleanPath agreements below) and to use the Agronifier Technology, either directly or through a subsidiary entity, to treat foods, wine, and to build products incorporating the Agronifier Technology for resale.

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

Acquisition of Assets of BioSwan

Additionally, on October 21, 2013, the Company entered into an Asset Purchase Agreement (the “APA”) with BioSwan, Inc., a Nevada corporation (“BioSwan”), pursuant to which the Company acquired certain of the assets of BioSwan (collectively, the “Assets”), consisting of the following:

-	A License Agreement between the Seller and CleanPath Resources Corp, a Nevada corporation (“CleanPath”) dated as of March 26, 2013, relating to the Ferris proprietary primitive cell enhancing product (the “CleanPath Product Agreement”);

-	A License Agreement between the Seller and CleanPath dated as of July 16, 2013, relating to the Ferris trade secrets relating to Ferris’s proprietary AgronifierTM processes, materials, equipment, software, and hardware (the “CleanPath Technology Agreement”);

-	Several non-disclosure agreements between BioSwan and various individuals; and

-	Stock certificates for 200,000,000 shares of CleanPath common stock.

Pursuant to the APA, BioSwan assigned the CleanPath Product Agreement and the CleanPath Technology Agreement to the Company, and the Company agreed to assume the obligations of BioSwan with respect to CleanPath under the CleanPath Product Agreement and the CleanPath Technology Agreement.

As consideration for the assets purchased, pursuant to the APA, the Company issued 2,000,000 shares of its restricted common stock to BioSwan as full consideration for the Assets purchased.

Under the CleanPath Product Agreement, CleanPath is required to pay to the Company a royalty of 20% of the gross revenue for the products produced under the rights granted under the CleanPath Product Agreement. CleanPath agreed to provide to the Company a monthly accounting of all gross revenue from the products sold. Under the CleanPath Technology Agreement, CleanPath is required to pay to the Company a royalty of 20% of the gross revenue for the products sold using the Agronifier technology. CleanPath agreed to provide to the Company a monthly accounting of all gross revenue from the products sold.

By way of background information, as of the date of the APA, BioSwan had received $55,000 in royalties pursuant to the CleanPath Product Agreement. Management anticipates that these agreements will continue to produce revenues to the Company, although there can be no guarantee that similar levels of royalties will continue to be paid.

By way of information, Ferris had previously entered into two license agreements with BioSwan, relating to the license of the Ferris proprietary primitive cell enhancing product and the Ferris trade secrets relating to Ferris’s proprietary AgronifierTM processes, materials, equipment, software, and hardware. Prior to the entry into the APA, and in connection with the entry into the Product Agreement and the Technology Agreement between Ferris and the Company discussed above (collectively, the “Ferris Agreements”), Ferris Holding and BioSwan agreed to terminate these agreements. Pursuant to the Ferris Agreements, the Company has the rights necessary to perform its obligations under the assumed CleanPath Technology Agreement and the CleanPath Product Agreement. The Company intends to continue its relationship with CleanPath and to honor the sublicense agreements with CleanPath of the Ferris technology. Additionally, as of the date of this Annual Report, the Company intended to hold the CleanPath shares for investment.

Clinical Trial Preliminary Analysis

As of the date of this Annual Report, Ferris Holding has completed its proof of concept testing on its P3 product and is involved in ongoing clinical trials of the product.

BioAdaptives management recently reviewed information gathered by Ferris Holding in the ongoing clinical trial of the Company’s proprietary herbal blend. Preliminary analysis of this information suggests that the proprietary herbal blend increased the number of primitive cells in peripheral blood by more than 250%. Primitive cells are thought to be part of the body’s natural renewal process.

Results of Operations for the Period from Inception (April 19, 2013) to December 31, 2013

Our operating results for the period from inception (April 19, 2013) to December 31, 2013 are summarized as follows:

Period from Inception (April 19, 2013) to December 31, 2013
Revenue	$0
Operating Expenses	$18,779
Other income (expenses)	$500
Net Loss	$(18,279)

Revenues

BioAdaptives, Inc., is a development stage company. During fiscal 2013 we did not have sales. We can make no assurances that we will find commercial success in any of our products. We also rely upon our sales and licensing of our Agronifier technology and direct and indirect sales of the P-3 and NutraLoad® products for revenues, neither of which have produced any significant revenue since our inception. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the third quarter of 2013.

Operating Expenses

Our expenses for the period from inception (April 19, 2013) to December 31, 2013 are outlined in the table below:

Period from Inception (April 19, 2013) to December 31, 2013
General and administrative	$8,505
Professional fees	10,274
Total	$18,779

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and preparing our Form S-1 Registration Statement.

We anticipate that we will incur approximately $30,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Net Loss

As a result of our operating expenses and other income the Company reported a net loss of $18,279.

Comprehensive income (loss)

The Company reported an unrealized loss on marketable securities of $100,000 from inception (April 19, 2013) to December 31, 2013. On October 21, 2013, BioAdaptives entered into an Asset Purchase Agreement in which the Company received stock certificates for 200,000,000 shares of CleanPath Resources Corp. common stock with a quoted value of $200,000 ($0.001 per share). At December 31, 2013, the quoted value of CleanPath Resources Corp. common stock was $100,000 ($0.005 per share) resulting in other comprehensive loss of $100,000. Comprehensive loss from inception (April 19, 2013) to December 31, 2013 is $118,279.

Liquidity and Capital Resources

Working Capital

December 31, 2013
Current Assets	$120,309
Current Liabilities	$31,839
Working Capital (Deficit)	$88,470

Cash Flows

Period from Inception (April 19, 2013) to December 31, 2013
Cash used in Operating Activities	$(18,979)
Cash provided by (used in) Investing Activities	$0
Cash provided by Financing Activities	$37,588
Increase (Decrease) in Cash	$18,609

Cash Used In Operating Activities

Our net loss for the period ended December 31, 2013, was the main contributing factor for our negative operating cash flow.

Cash from Financing Activities

We generated $5,000 in cash from the issuance of common stock during the period ended December 31, 2013, and we received advances from our majority shareholder of $31,839.

As of December 31, 2013, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

At December 31, 2013, we had $18,609 of cash on-hand and a deficit accumulated during the development stage of $18,279, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2013. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

The financial statements included in this quarterly report have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through our business. However, even if we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where we will generate profits and positive cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates.  Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Recently Issued Accounting Pronouncements

The Company has evaluated recent pronouncements through Accounting Standards Updates (“ASU”) 2014-06 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheet as of December 31, 2013;
F-3	Consolidated Statements of Operations for the years ended December 31, 2013, the period from inception (April 19, 2013) to December 31, 2013;
F-4	Consolidated Statement of Stockholders’ Deficit for the period from inception (April 19, 2013) to December 31, 2013;
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2013, the period from inception (April 19, 2013) to December 31, 2013;
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BioAdaptives, Inc. (formerly Apex 8, Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of BioAdaptives, Inc. (formerly Apex 8, Inc.) (A Development Stage Company) as of December 31, 2013 and the related consolidated statements of operations, shareholders’ equity and cash flows for the period from April 19, 2013 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioAdaptives, Inc. (formerly Apex 8, Inc.) (A Development Stage Company), as of December 31, 2013 and the results of its operation and its cash flows for the period from April 19, 2013 (inception) to December 31, 2013 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company’s lack of liquidity and losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C. Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut April 11, 2014

BioAdaptives, Inc.(formerly APEX 8 Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS (Audited)

December 31,
2013
ASSETS

Current assets:
Cash	$18,609
Deposit	1,700
Marketable securities	100,000

Total assets	$120,309

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Advance from Ferris Holding, Inc. - related party	$31,839
Total current liabilities	31,839

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding.)	—
Common stock ($.0001 par value, 100,000,000
shares authorized; 12,041,667 shares issued and
outstanding as of December 31, 2013)	1,204
Additional paid-in capital	205,545
Deficit accumulated during the development stage	(18,279)
Accumulated other comprehensive income (loss)	(100,000)
Total stockholders' deficit	88,470

Total liabilities and stockholders' deficit	$120,309

The accompanying notes are an integral part of these consolidated financial statements.

BioAdaptives, Inc.(formerly APEX 8 Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS(Audited)

Period from Inception (April 19, 2013) to December 31, 2013

Revenue	$ -

Operating expenses:
General and administrative	8,505
Professional fees	10,274
Total operating expenses	18,779

Operating income (loss)	(18,779)

Other income (expenses)
Other income	500
Total other income (expense)	500

Net loss	$ (18,279)

Other comprehensive income (loss), net of tax
Unrealized loss on marketable securities	(100,000)
Other comprehensive income (loss)	(100,000)

Comprehensive income (loss)	$ (118,279)

Basic loss per common share	$ (0.00)

Basic weighted average common
shares outstanding	10,569,499

The accompanying notes are an integral part of these consolidated financial statements.

BioAdaptives, Inc.(formerly APEX 8 Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY PERIOD FROM INCEPTION (APRIL 19, 2013) TO DECEMBER 31, 2013(Audited)

						Deficit Accumulated	Accumulated Other
	Preferred Stock	Common Stock	Additional	During the	Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Development Stage	Income (Loss)	Deficit

Balance, April 19, 2013	—	$—	—	$—	$—	$—	$—	—

Share-based compensation - related party	—	—	10,000,000	1,000	—	—	—	1,000

Contribution by Ferris Holding, Inc. - related party	—	—	—	—	749	—	—	749

Shares issued to Ferris Holding, Inc. for cash - related party	—	—	41,667	4	4,996	—	—	5,000

Asset Purchase Agreement	—	—	2,000,000	200	199,800	—	—	200,000

Net change in unrealized gain (loss) marketable securities	—	—	—	—	—	—	(100,000)	(100,000)

Net loss	—	—	—	—	—	(18,279)	—	(18,279)

Balance, December 31, 2013	—	$—	12,041,667	$1,204	$205,545	$(18,279)	$(100,000)	$88,470

The accompanying notes are an integral part of these consolidated financial statements.

BioAdaptives, Inc.(formerly APEX 8 Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS(Audited)

Inception (April 19, 2013) to December 31, 2013

Cash flows from operating activities:
Net loss	$(18,279)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock-based compensation - related party	1,000
Changes in operating assets and liabilities:
Deposit	(1,700)
Accounts payable and accrued liabilities	—
Net cash used in operating activities	(18,979)

Cash flows from financing activities:
Proceeds from issuance of stock - related party	5,000
Proceeds from additional paid in capital - related party	749
Advances from related party	31,839
Net cash provided by financing activities	37,588

Net change in cash	18,609

Cash, beginning of period	—

Cash, end of period	$18,609

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—
Cash paid for taxes	$—

Non-cash investing and financing activities:
Common stock issued for purchase of assets	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

BioAdaptives, Inc.

(formerly APEX 8 Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period from Inception (April 19, 2013) to December 31, 2013

(AUDITED)

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business – BioAdaptives, Inc. (formerly known as APEX 8 Inc.) (“BioAdaptives”) was incorporated under the laws of the State of Delaware on April 19, 2013. BioAdaptives is a research, development, and educational company. Our current focus is on products that improve health and wellness. These products include dietary supplements, specialty food items, and proprietary methods of optimizing the bioelectromagnetic availability of foods and beverages.

On September 11, 2013, BioAdaptives incorporated Blenders Choice Inc (“Blenders”). Blenders is a 100% owned subsidiary incorporated in the State of Nevada. Blenders was created as a separate sales and marketing organization. BioAdaptives does not plan to sell or market products directly, instead seeking to use Blenders as its marketing arm.

2.	SUMMARY OF SIGNIFICANT POLICIES

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, Blenders Choice Inc. All inter-company balances and transactions have been eliminated. The Company and its subsidiary will be collectively referred to herein as the “Company.”

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and cash equivalents – Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value.

Investment Securities - Equity securities are classified as available for sale and are stated at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. All available for sale securities are classified as current assets as they are available to support the Company's current operating needs in the next 12 months. Realized gains and losses on the sale of investment securities are recognized at the settlement date using the specific identification method and are included in the statements of operations.

In accordance with Accounting Standards Codification (“ASC”) 320-10, "Investments-Debt and Equity Securities," the Company evaluates its securities portfolio for other-than-temporary impairment ("OTTI") throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Corporation. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.

Revenue Recognition – Revenue is only recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

BioAdaptives, Inc.

(formerly APEX 8 Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period from Inception (April 19, 2013) to December 31, 2013

(AUDITED)

2.	SUMMARY OF SIGNIFICANT POLICIES – (CONTINUED)

Earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. There were no potentially dilutive securities outstanding during the periods presented.

Stock-based compensation – The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Financial Accounting Standards Board (“FASB”) ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Fair value of financial instruments – As required by the Fair Value Measurements and Disclosures Topic of FASB ASC 820-10 (“ASC 820-10”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Pursuant to ASC 825, Financial Instruments, the fair value of cash and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of cash, accounts receivables, accounts payable and accrued liabilities, and notes payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of December 31, 2013.

Fair Value Measurements as of December 31, 2013 Using:
	Total Carrying Value as of 12/31/13	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$100,000	$100,000	$—	$—
Total	$100,000	$100,000	$—	$—

BioAdaptives, Inc.

(formerly APEX 8 Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period from Inception (April 19, 2013) to December 31, 2013

(AUDITED)

Equity securities at December 31, 2013 comprise 200,000,000 shares of common stock of CleanPath Resources Corp. (CLNP.PK) recorded at fair value of $100,000 ($0.0005 per share).

Concentration of credit risk – Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of cash. The Company places its cash with financial institutions with high credit ratings.

Advertising costs - Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the period ended December 31, 2013.

Income taxes – The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

The Company recorded valuation allowances on the net deferred tax assets. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period. To the extent that the financial results of operations improve and it becomes more likely than not that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Recent Accounting Pronouncements – The Company has evaluated recent pronouncements through Accounting Standards Updates (“ASU”) 2014-06 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had a deficit accumulated during the development stage of $18,279 as of December 31, 2013. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

BioAdaptives, Inc.

(formerly APEX 8 Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period from Inception (April 19, 2013) to December 31, 2013

(AUDITED)

4.	INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $4,570 which is calculated by multiplying a 25% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

2013
Net loss for the year	$18,279
Adjustments	—
Tax loss for the year	18,279
Estimated effective tax rate	25%
Deferred tax asset	$4,570

The total valuation allowance is $4,570 as of December 31, 2013. Details are as follows:

2013
Deferred tax asset	$4,570
Valuation allowance	(4,570)
Current taxes payable	—
Provision for income tax	$—

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2013	$18,279	2033

5. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of
December 31, 2013, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of December 31, 2013, 12,041,667 shares were issued and outstanding.

Upon formation of the Company on April 19, 2013, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $749 to the Company which is recorded as additional paid in capital.

BioAdaptives, Inc.

(formerly APEX 8 Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period from Inception (April 19, 2013) to December 31, 2013

(AUDITED)

On October 1, 2013, the Company issued 41,667 shares of its common stock for $5,000 in cash ($0.12 per share). The shares were sold to Ferris Holding, Inc., the controlling stockholder of the Company.

On October 21, 2013, the Company entered into an Asset Purchase Agreement with BioSwan, Inc., a Nevada corporation (“BioSwan”), pursuant to which the Company acquired certain of the assets of BioSwan (collectively, the “Assets”), consisting of the following:

•	A License Agreement between BioSwan and CleanPath Resources Corp, a Nevada corporation (“CleanPath”) dated as of March 26, 2013, relating to the Ferris Holding, Inc. proprietary primitive cell enhancing product and name NutraLoadTM (the “CleanPath Product Agreement”);.
•	A License Agreement between the BioSwan and CleanPath dated as of July 16, 2013, relating to the Ferris trade secrets relating to Ferris Holding, Inc.’s proprietary AgronifierTM processes, materials, equipment, software, and hardware (the “CleanPath Technology Agreement”);
•	Several non-disclosure agreements between BioSwan and various individuals; and
•	Stock certificates for 200,000,000 shares of CleanPath common stock.

Pursuant to the Asset Purchase Agreement, the Company issued 2,000,000 shares of its restricted common stock to BioSwan as full consideration for the Assets purchased.

6. Related Party transactions

Advances from Ferris Holding, Inc., the controlling shareholder of the Company, are non-interest bearing, unsecured and due on demand.

Upon formation of the Company on April 19, 2013, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $749 to the Company which is recorded as additional paid in capital.

On October 1, 2013, the Company issued 41,667 shares of its common stock for $5,000 in cash ($0.12 per share). The shares were sold to Ferris Holding, Inc., the controlling stockholder of the Company.

On October 21, 2013, the Company entered two license agreements with Ferris Holding, Inc., a Nevada corporation (“Ferris”), the majority shareholder of the Company:

1)	Pursuant to the first agreement (the “Product Agreement”), Ferris granted a license to the Company to Ferris’s proprietary stem cell enhancing product.. As consideration for the rights granted under the Product Agreement, the Company agreed to pay a royalty of 5% of the gross revenues royalties received from the sales of all products produced and sold by the Company pursuant to the rights granted under this license agreement. The term of the agreement is initially for six months, and the parties may agree to renew the agreement.
2)	Pursuant to the second agreement, the (“Technology Agreement”), Ferris granted a license to the Company to Ferris’s trade secrets relating to Ferris’s proprietary AgronifierTM processes, materials, equipment, software, and hardware (the “Agronifier Technology”), limited to the treatment of foods, supplements and liquids. As consideration for the rights granted under the Product Agreement, the Company agreed to pay a royalty of 5% of the gross revenue from all products produced which incorporate the Technology, as well as from the provision of any services using the Technology from which revenues are generated. The term of the agreement is initially for six months, and the parties may agree to renew the agreement.

Bioexperience Ltd.

Effective November 26, 2013, Bioexperience Ltd., a Nevada corporation controlled by Gerald A. Epling, the President and CEO of BioAdaptives, assigned to the Company Trademark Application No. 86021556, for use of “BioAdaptives” with respect to use for nutritional supplements.

BioAdaptives, Inc.

(formerly APEX 8 Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period from Inception (April 19, 2013) to December 31, 2013

(AUDITED)

7.	COMMITMENT

The Company is committed to lease payments for office premises of $850 per month from January 1, 2014 to March 31, 2014.

8.	SUBSEQUENT EVENTS

On January 10, 2014, the U.S. Securities and Exchange Commission declared effective a registration statement filed by the Company (SEC File No. 333-192619). The registration statement registered the dividend distribution by Hemp, Inc., of shares of the Company’s common stock to the stockholders of Hemp.

Assignment of Trademark

On March 26, 2014, Gerald Epling assigned to the Company Trademark Application No. 86191161, for use of “BioAdaptives” with respect to educational services.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending December 31, 2013.

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, December 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report due to a material weakness in our internal control over financial reporting, which is described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2013.

Name	Age	Principal Positions With Us
Barry Epling	62	Chairman of the Board of Directors
Gerald A. Epling	58	President, Chief Executive Officer, Secretary, Chief Financial Officer, Director

Biographical Information for Barry K. Epling

Barry K. Epling, Age 62, Chairman of the Board of Directors

Mr. Epling currently serves as Chief Executive Officer, President and Director of Ferris Holding Inc. Mr. Epling is an entrepreneur and founder of Ferris Holding Inc. Mr. Epling began his career in 1990 with the acquisition of a single telco switch formerly owned by Drexel Burnham Lambert Inc. He transformed that purchase into a full-fledged telecommunications company called US Tel, Inc., which became a NASDAQ-listed company. As Chief Operating Officer of US Tel, Inc., he was instrumental in producing revenue growth from $5,000 per month in 1992 to over $44 million per year by 1997.

In 1997, Mr. Epling began wholesale operations for a telcom carrier company specializing in secondary and tertiary markets within the emerging markets. Through his personal efforts, Mr. Epling developed long distance telecommunications services to Myanmar, Laos, Cambodia, Vietnam, Nepal, India, Egypt, Oman, Dubai, Tajikistan and Uzbekistan.

In 2005, Barry Epling launched Ferris Holding, Inc as CEO. Ferris Holding, Inc is a business consulting company specializing in the development of nutraceuticals from formulation through management and development.

Ferris Holding, Inc. has developed nutraceutical products that include functional beverages, science-based primitive cell enhancement products, and products designed to deal with various health related issues of baby boomers. Ferris Holding, Inc. has patents pending for its nutraceuticals and noninvasive devices.

Biographical Information for Gerald A. Epling

Gerald A. Epling, Age 58, President, Chief Executive Officer, Secretary, Chief Financial Officer and Member of the Board of Directors

Mr. Gerald Epling began his career in the United States Air Force in 1975 in the electronics field. He served as an airman in the Texas Air National Guard from 1978 to 1979. He was also employed by Texas Instruments from 1978 to 1990 in the areas of Defense Systems Equipment Group and the Semiconductor Group, manufacturing and testing of electronics components for commercial applications. Mr. Epling began his own electronics consulting firm in 1990 to 1994, he also completed independent research monitoring and recording electrophysiological activities. From 2009 to 2013, he was employed by BioExperience LLC, as a program developer.

Mr. Epling is a nationally certified psychologist and holds a Ph.D. in Human Development and Communication Sciences, from the University of Texas at Dallas. He also holds a Master’s degree in Applied Cognition and Neuroscience from the University of Texas at Dallas, and a BS degree in Computer Science, also from University of Texas at Dallas.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

Barry K. Epling and Gerald A. Epling are brothers.

Aside from the above, there are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing neither similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the board of directors can adequately perform the functions of such committees. We anticipate that our Common Stock will eventually be traded on the OTC Bulletin Board, which does not impose standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Gerald A. Epling, at the address appearing on the first page of this annual report.

Advisory Board

With respect to the Company’s research and development operations, as well as strategic planning for the future, the Company relies on the expertise of three medical doctors and scientists on our Advisory Board to help us develop innovative, health inspired nutraceutical products. Dr. Jun Gu M.D., Ph.D., Dr. Edward E. Jacobs Jr. M.D., and Dr. Antonina Nabokova, M.D., were recently appointed to our Advisory Board, and will assist in our research and development process with our products.

Name	Age	Principal Positions With Us
Dr. Jun Gu M.D., Ph.D.	48	Medical Advisor
Dr. Edward E. Jacobs Jr. M.D.	72	Medical Advisor
Dr. Antonina Nabokova M.D.	50	Medical Advisor

Dr. Jun Gu, Age 48, has extensive experience in laboratory toxicology work and is frequently called upon as an expert in toxicology and pharmacology. He received his medical degree (M.D.) in 1986 from the Second Military Medicine University in Shanghai, China and a Ph.D. in pharmacology from Shanghai Medical College at Fudan University in Shanghai, China in 1993.

Dr. Edward E. “Ted” Jacobs Jr., Age 73, has over 25 years’ experience in biopharmaceuticals and medical device equipment as well as 35 years of in-hospital and ambulatory patient care. He has led medical teams in the design and execution of preclinical and multi-center clinical trials of Phase 3 and submission of NDA/BLA. Dr. Jacobs maintains a position as senior consulting medical doctor at EnVivo Pharmaceuticals, Inc. in Watertown, MA. He holds a M.D. from Harvard Medical School (1966), and an A.B. from Princeton University (1962).

Dr. Antonina Nabokova M.D., Age 50, has over 11 years’ experience in clinical trials and managing development of clinical operations in areas such as psychiatry, orphan indication, and urology. Dr. Nabokova currently maintains an office as the head representative office of Harrison Clinical Research Deutschland GmbH, in Saint Petersburg, Russia. She holds an M.D. from Leningrad Medical University and also obtained a certificate in cardiology from Leningrad Medical University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company's executive officers, directors and 10% stockholders are required under Section 16 of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Copies of these reports must also be furnished to the Company.

To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2013, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2013:

Richard Chiang, the founder of the Company, filed a late Form 4 to report the sale of shares of the Company’s common stock.

Gerald Epling filed a late Form 3 to report his becoming a Section 16 reporting person.

Barry Epling filed a later Form 3 to report his becoming a Section 16 reporting person. Additionally, Ferris Holding Inc., an entity controlled by Mr. Barry Epling, filed a late Form 3. Mr. Barry Epling and Ferris Holding each also filed late Forms 4 to reflect changes in their beneficial ownership.

Code of Ethics

As of December 31, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Corporate Governance

As of the date of this Annual Report, the Company did not have any independent directors. Because the Company’s stock was not traded on an exchange requiring independent directors, the Company was not required to have an independent director.

During 2013, the Company’s Board of Directors, Mr. Gerald Epling and Mr. Barry Epling, met informally throughout 2013 following their appointment as directors. Each member of the Board attended all of the meetings.

As of the date of this Annual Report, the Board did not have an “Audit Committee Financial Expert” as defined in the rules of the Securities and Exchange Commission.

There have been no changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Item 11. Executive Compensation.

The Company was formed on April 19, 2013. No officer or director has received any compensation from the Company since the inception of the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

The Company has no stock option, retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, although our officers and directors may recommend adoption of one or more such programs in the future.

We have no employment agreements with our officers, although we may enter into such agreements following our receipt of additional capital.

The Company does not have a standing compensation committee, audit committee, nomination committee, or committees performing similar functions. We anticipate that we will form such committees of the Board of Directors once we have a full Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 31, 2014, regarding the number of shares of Common Stock beneficially owned by (i) each person or entity known to us to own more than five percent of our Common Stock; (ii) each of our Named Executive Officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. The percentages are based on 12,041,667 total outstanding shares as of March 31, 2014.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class (2)
Common Stock	Barry K. Epling, Chairman of the Board of Directors (2)	10,041,667	83.39%
Common Stock	Ferris Holding Inc.(3)	10,041,667	83.39%
Common Stock	Gerald A. Epling, President, CEO, CFO, Secretary, Director	0	0%
All Officers and Directors As a Group (2 persons)		10,041,667	83.39%

More Than 5% Beneficial Owners:
Common Stock	Hemp, Inc. 8174 S. Las Vegas Blvd., #109367, Las Vegas, NV 89123 (4)	2,000,000	16.61%

(1)	Except as otherwise indicated, the address of the stockholder is: BioAdaptives, Inc., 7251 W Lake Mead Blvd Suite 300, Las Vegas, NV 89128.
(2)	Amount indicated includes 10,041,667 shares owned of record by Ferris Holding Inc., a company of which Mr. Barry Epling is the sole officer and director. Mr. Barry Epling owns no shares directly.
(3)	As noted above, Mr. Barry Epling is the sole director and officer of Ferris Holding Inc.
(4)	As noted above, Hemp, Inc., intends to distribute the shares of BioAdaptives common stock owned by Hemp in a dividend distribution, which was registered in a Registration Statement on Form S-1. Upon completion of the distribution transaction, Hemp, Inc., will no longer own any shares of BioAdaptives common stock, and the 2,000,000 shares reflected in the table will be held pro rata by Hemp, Inc., stockholders. As of the date of this Annual Report, the Company had been notified that FINRA had approved the distribution of the shares to the Hemp, Inc., stockholders.

As noted above, as of the date of this Annual Report, we did not have any independent directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Ferris Holding Inc.

As noted herein, Ferris Holding Inc. (“Ferris Holding”) is an entity that was founded and is managed by Barry Epling, who is the Chairman of the Board of Directors of BioAdaptives. Gerald Epling, who is a director and officer of BioAdaptives, previously was an officer of Ferris Holding, although as of the date of this Annual Report, he had resigned and had no management position with Ferris Holding. Additionally, he is the brother of Barry Epling. Ferris Holding was a party to two contracts with BioSwan, relating to the license by Ferris of certain rights to BioSwan. Those agreements were terminated in October 2013. Ferris subsequently entered into a product license agreement and a technology license agreement with BioAdaptives, pursuant to which, Ferris licensed to BioAdaptives certain rights to use Ferris’s technology and products. These agreements are discussed in more detail above in the section “License Agreements with Ferris Holding.”

Mr. Barry Epling invented the Agronifier technology and licensed it to Ferris Holding.

Ferris Holding has previously provided consulting services to CleanPath Resources, separate from the CleanPath Product Agreement and the CleanPath Technology Agreement. Ferris Holding received shares of common stock of CleanPath Resources for the consulting services, but no longer owns any shares of CleanPath Resources. Neither Ferris Holding, Barry Epling, nor Gerald Epling have ever been an officer, director, control person, or affiliate of CleanPath Resources.

Bioexperience Ltd. – Assignment of Trademark

Effective November 26, 2013, Bioexperience Ltd., a Nevada corporation controlled by Gerald A. Epling, the President and CEO of BioAdaptives, assigned to the Company Trademark Application No. 86021556, for use of “BioAdaptives” with respect to use for nutritional supplements.

Gerald Epling – Assignment of Trademark

On March 26, 2014, Gerald Epling assigned to the Company Trademark Application No. 86191161, for use of “BioAdaptives” with respect to use for educational services.

Item 14. Principal Accounting Fees and Services.

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements:

Year Ended December 31,	Audit Services $	Audit Related Fees $	Tax Fees $	Other Fees $
2013	8,000	1,600	0	0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
4.1	Specimen Stock Certificate(1)
10.1	Ferris Product Agreement
10.2	Ferris Technology Agreement
10.3	BioSwan Asset Purchase Agreement
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Current Report on Form 10 filed on May 3, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April14, 2014.

BioAdaptives, Inc.

/s/ Gerald A. Epling

Gerald A. Epling

President, Chief Executive Officer and Director

BioAdaptives, Inc.

/s/ Gerald A. Epling

Gerald A. Epling

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald A. Epling

Gerald A. Epling

President, Chief Executive Officer and Director

(Principal Executive Officer)

April14, 2014

/s/ Gerald A. Epling

Gerald A. Epling

Chief Financial Officer

(Principal Financial Officer)

April14, 2014

/s/ Barry Epling

Barry Epling

Chairman of the Board of Directors

April14, 2014

