Form 10-Q
period 2014-03-31
BIOADAPTIVES, INC.
filed 2014-05-20
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

[_] Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

000-54949

(Commission file number)

BioAdaptives, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2592228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Gerald Epling 1003 S. Cimarron Rd, Las Vegas NV	89145
(Address of principal executive offices)	(Zip Code)

(702) 630 2280
(Registrant’s telephone number, including area code)

7251 W Lake Mead Blvd Suite 300

LAS VEGAS, NV

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

On May 15, 2014, 11,987,896 shares of the registrant's common stock were outstanding.

1

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOADAPTIVES, INC.

BALANCE SHEET

	March 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$11,541	$18,609
Deposit	1,700	1,700
Marketable securities	180,000	100,000

Total assets	$193,241	$120,309

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,318	$—
Advance from Ferris Holding, Inc. - related party	31,839	31,839
Total current liabilities	33,157	31,839

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding.)	—	—
Common stock ($.0001 par value, 100,000,000 shares authorized;
12,086,436 and 12,041,667 shares issued and outstanding
as of March 31, 2014 and December 31, 2013, respectively)	1,208	1,204
Additional paid-in capital	205,541	205,545
Deficit accumulated during the development stage	(26,665)	(18,279)
Accumulated other comprehensive income (loss)	(20,000)	(100,000)
Total stockholders' deficit	160,084	88,470

Total liabilities and stockholders' deficit	$193,241	$120,309

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2014	Period from Inception (April 19, 2013) to March 31, 2014

Revenue	$ -	$ -

Operating expenses:
General and administrative	6,128	14,635
Professional fees	2,258	12,530
Total operating expenses	8,386	27,165

Operating income (loss)	(8,386)	(27,165)

Other income (expenses)
Other income	-	500
Total other income (expense)	-	500

Net loss	$ (8,386)	$ (26,665)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	80,000	(20,000)
Other comprehensive income (loss)	80,000	(20,000)

Comprehensive income (loss)	$ 71,614	$ (46,665)

Basic loss per common share	$ (0.00)

Basic weighted average common
shares outstanding	12,053,605

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2014	Period from Inception (April 19, 2013) to March 31, 2014

Cash flows from operating activities:
Net loss	$ (8,386)	$ (26,665)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock-based compensation - related party	-	1,000
Changes in operating assets and liabilities:
Deposit	-	(1,700)
Accounts payable and accrued liabilities	1,318	1,318
Net cash used in operating activities	(7,068)	(26,047)

Cash flows from financing activities:
Proceeds from issuance of stock - related party	-	5,000
Proceeds from additional paid in capital - related party	-	749
Advances from related party	-	31,839
Net cash provided by financing activities	-	37,588

Net change in cash	(7,068)	11,541

Cash, beginning of period	18,609	-

Cash, end of period	$ 11,541	$ 11,541

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-cash investing and financing activities:
Common stock issued for purchase of assets	$ -	$ 200,000

The accompanying notes are an integral part of these consolidated financial statements.

BioAdaptives, Inc.

(formerly APEX 8 Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period from Inception (April 19, 2013) to March 31, 2014

(UNAUDITED)

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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2013, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company has elected a fiscal year ending on December 31.

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, Blenders Choice Inc. All inter-company balances and transactions have been eliminated. The Company and its subsidiary will be collectively referred to herein as the “Company.”

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of March 31, 2014.

Fair Value Measurements as of March 31, 2014 Using:
	Total Carrying Value as of 3/31/2014	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$180,000	$180,000	$—	$—
Total	$180,000	$180,000	$—	$—

Equity securities at March 31, 2014, comprised 200,000,000 shares of common stock of CleanPath Resources Corp. (CLNP.PK) recorded at fair value of $180,000 ($0.0009 per share).

Concentration of credit risk – Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of cash. The Company places its cash with financial institutions with high credit ratings.

Advertising costs - Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the period ended March 31, 2014.

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

Recent Accounting Pronouncements – The Company has evaluated recent pronouncements through Accounting Standards Updates (“ASU”) 2014-08 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had a deficit accumulated during the development stage of $26,665 as of March 31, 2014. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.     STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of March 31, 2014, and December 31, 2013, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of March 31, 2014, there were 12,086,436 shares of the Company’s common stock issued an outstanding. As of December 31, 2013, 12,041,667 shares were issued and outstanding.

As a result of Hemp Inc. distributing of 2,000,000 shares of common stock of the Company to the Hemp Inc. shareholders on March 7, 2014, additional shares of the common stock of the Company were issued for no consideration due to rounding of fractional shares.

5.      Related Party transactions

Advances from Ferris Holding, Inc., the controlling shareholder of the Company, are non-interest bearing, unsecured and due on demand.

6.	SUBSEQUENT EVENTS

In October 2013, the Company issued 2,000,000 shares of its common stock to BioSwan, Inc., in connection with the purchase of the assets of BioSwan. BioSwan subsequently transferred those 2,000,000 shares to Hemp, Inc., its parent entity. Hemp sought to distribute the shares to its shareholders, in connection with which the Company filed a registration statement, which went effective in January 2014. Subsequent to March 31, 2014, the distribution agent completed the distribution of shares to the Hemp shareholders (which had commenced in March 2014 during the period covered by this Report). In connection with the distribution, the Company agreed to issue additional shares to avoid issuing fractional shares due to rounding issues.

Ferris Holding, Inc. (“FHI”), an entity owned by Barry Epling, the Chairman of the Board of the Company, was also a shareholder of Hemp, and was entitled to receive shares of the Company’s common stock. On May 8 2014, FHI and Oxford Capital Group (“Oxford”), another Hemp stockholder, entered into agreements with the Company whereby FHI and Oxford agreed to the cancellation of 44,369 and 54,171 of the Company’s shares issuable to them as shareholders of Hemp, respectively. The Oxford shares cancelled were among the 2,000,000 issued to BioSwan in the asset purchase transaction discussed above. As such, the effect of these agreements was to reduce the number of common shares outstanding. Following the cancellation of such shares, the Company had 11,987,896 shares of common stock outstanding.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based these forward-looking statements on our current expectations and projections about future events, and they are applicable on as of the dates of such statement.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “forecast,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report on Form 10-Q we will refer to BioAdaptives, Inc., together with its subsidiaries, as “BioAdaptives,” the “Company,” “we,” “us,” and “our.”

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

Subsequently, on September 24, 2013, the Board of Directors and Majority Stockholder of the Company approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company from APEX 8 Inc. to BioAdaptives, Inc. On September 25, 2013, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to change the name of the Company to BioAdaptives, Inc.

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

DEPENDENCE ON FERRIS HOLDING

We rely on our majority shareholder, Ferris Holding, to a great extent for support. While we have incurred losses since inception, our business was funded initially by Ferris Holding and by our President, CEO, and CFO, Gerald Epling. Gerald Epling previously was an officer of Ferris Holding, although as of the date of this Quarterly Report, he had resigned and had no management position with Ferris Holding. Additionally, he is the brother of Barry Epling, who is the founder and is the sole officer and director of Ferris Holding. If we cannot achieve commercial success in our products, we may need to continue to rely on Ferris Holding for support. If Ferris Holding at any time decides to alter or change materially our arrangement, we could experience a material adverse effect on the Company.

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

RISKS ASSOCIATED WITH ACQUISITIONS

The Company intends to use its equity to pursue acquisitions in the future as a component of the Company's business strategy, although as of the date of this Quarterly Report, the Company did not have any definitive agreements relating to any acquisitions. There can be no assurances that attractive acquisition opportunities will be available to the Company, that the Company will be able to obtain financing for or otherwise consummate any future acquisitions or that any acquisitions which are consummated will prove to be successful. Moreover, acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with the Company's other businesses, the diversion of management's attention from other aspects of the Company's business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The acquisition of another business can also subject the Company to liabilities and claims arising out of such business. In addition, future acquisitions would likely require additional financing, which would likely result in an increase in the Company's indebtedness or the issuance of additional capital stock which could be dilutive to holders of shares issued in the event of an Offering.

NO ASSURANCE OF FUTURE INDUSTRY GROWTH

Although market data referred to in this Quarterly Report and otherwise available to investors regarding the size and projected growth rates of the nutraceuticals market and our target demographic indicate that such markets are large and rapidly growing, there can be no assurance that such markets are as large as reported or that such projected growth will occur or continue. Market data and projections, such as those presented in this Quarterly Report, are inherently uncertain and subject to change. In addition, the underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond the Company's control. There can be no assurance that an adverse change in size or growth rate of the nutraceuticals market will not have a material adverse effect on the Company.

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

Recent Developments

Termination of CleanPath Agreements

On May 1, 2014, the Company received correspondence from CleanPath Resources Corp. (“CleanPath”) that CleanPath was terminating the agreements between CleanPath and BioSwan, Inc. (“BioSwan”), which the Company acquired from BioSwan on October 21, 2013, in connection with the purchase by the Company of the assets of BioSwan. The Company assumed the obligations of BioSwan pursuant to two agreements, as follows:

- a License Agreement between BioSwan and CleanPath dated as of March 26, 2013, relating to the Ferris Holding Inc. (“Ferris”) proprietary stem cell enhancing products (the “CleanPath Product Agreement”); and

- a License Agreement between BioSwan and CleanPath dated as of July 16, 2013, relating to the Ferris trade secrets relating to Ferris’s proprietary AgronifierTM processes, materials, equipment, software, and hardware (the “CleanPath Technology Agreement”).

CleanPath notified the Company that it was terminating the two agreements with BioSwan. Management of the Company did not object to the termination of the two agreements.

Assertions Relating to CleanPath Shares

CleanPath has also alleged that the shares of CleanPath common stock which were acquired by the Company from BioSwan in October 2013 were improperly issued to BioSwan, and as such, should be canceled.

In connection with the asset purchase from CleanPath, BioSwan made certain representations and warranties to the Company about the CleanPath shares, and management of BioAdaptives has no reason to doubt the validity of those representations and warranties. As such, management of BioAdaptives disputes CleanPath’s claims relating to the invalidity of the CleanPath shares. As of the date of this Report, management was unaware of any lawsuit filed to determine the validity of the CleanPath shares.

Spin-out Transaction; Cancellation of Shares

As discussed in the Company’s prior filings, in October 2013, the Company issued 2,000,000 shares of its common stock to BioSwan, Inc., in connection with the purchase of the assets of BioSwan. BioSwan subsequently transferred those 2,000,000 shares to Hemp, Inc., its parent entity. Hemp sought to distribute the shares to its shareholders, in connection with which the Company filed a registration statement, which went effective in January 2014. Subsequent to March 31, 2014, the distribution agent completed the distribution of shares to the Hemp shareholders. In connection with the distribution, the Company agreed to issue additional shares to avoid issuing fractional shares due to rounding issues.

Ferris Holding, Inc. (“FHI”), an entity owned by Barry Epling, the Chairman of the Board of the Company, was also a shareholder of Hemp, and was entitled to receive shares of Hemp common stock. In May 2014, FHI and Oxford Capital Group (“Oxford”), another Hemp stockholder, entered into agreements with the Company whereby FHI and Oxford agreed to the cancellation of the Company’s shares issuable to them as shareholders of Hemp. The Oxford shares cancelled were among the 2,000,000 issued to BioSwan in the asset purchase transaction discussed above. As such, the effect of these agreements was to reduce the number of common shares outstanding. Following the cancellation of such shares, the Company had 11,987,896 shares of common stock outstanding.

Results of Operations for the Period from Inception (April 19, 2013) to March 31, 2014

Our operating results for the period from inception (April 19, 2013) to March 31, 2014 are summarized as follows:

	Three months ended March 31, 2014	Period from Inception (April 19, 2013) to March 31, 2014
Revenue	$0	$0
Operating Expenses	$8,386	$27,163
Other income (expenses)	$0	$500
Net Loss	$(8,386)	$(26,663)

Revenues

BioAdaptives, Inc., is a development stage company. During quarter ended March 31, 2014 we did not have sales. We can make no assurances that we will find commercial success in any of our products. We also rely upon our sales and licensing of our Agronifier technology and direct and indirect sales of the P-3 and NutraLoad® products for revenues, neither of which have produced any significant revenue since our inception. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the third quarter of 2013.

Operating Expenses

Our expenses for the period from inception (April 19, 2013) to March 31, 2014 are outlined in the table below:

	For the three months ended March 31, 2014	Period from Inception (April 19, 2013) to March 31, 2014
General and administrative	$6,128	$8,505
Professional fees	2,258	10,274
Total	$8,386	$18,779

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

Net Loss

As a result of our operating expenses the Company reported a net loss of $,386 for the quarter ended March 31, 2014.

Comprehensive income (loss)

The Company reported an unrealized gains on marketable securities of $800,000 for the quarter ended March 31, 2014. On October 21, 2013, BioAdaptives entered into an Asset Purchase Agreement in which the Company received stock certificates for 200,000,000 shares of CleanPath Resources Corp. common stock with a quoted value of $200,000 ($0.001 per share). At March 31, 2014, the quoted value of CleanPath Resources Corp. common stock was $180,000 ($0.0009 per share) resulting in other comprehensive loss of $20,000. Comprehensive income from inception (April 19, 2013) to March 31, 2014 is $71,614.

Liquidity and Capital Resources

Working Capital

March 31, 2014
Current Assets	$193,241
Current Liabilities	$33,157
Working Capital (Deficit)	$160,084

Cash Flows

	For the three months ended March 31, 2014	Period from Inception (April 19, 2013) to March 31, 2014
Cash used in Operating Activities	$(7,068)	$(26,045)
Cash provided by (used in) Investing Activities	$0	$0
Cash provided by Financing Activities	$0	$37,588
Increase (Decrease) in Cash	$(7,068)	$11,543

Cash Used In Operating Activities

Our net loss for the period ended March 31, 2014, was the main contributing factor for our negative operating cash flow.

Cash from Financing Activities

As of March 31, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

At March 31, 2014, we had $11,541 of cash on-hand and a deficit accumulated during the development stage of $26,665, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of March 31, 2014. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to a material weakness in our internal control over financial reporting, which is described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We know of no pending legal proceedings to which we are a party which are material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Report, the Company did not sell any equity securities in registered or unregistered transactions.

Subsequent to the period covered by this Report and as discussed above, in connection with the spinout of its shares by Hemp, Inc., to the Hemp shareholders, the Company issued additional shares of its common stock in connection with rounding issues to avoid the issuance of fractional shares. The shares issued were included in the Company’s registration statement on Form S-1 which went effective in January 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
4.1	Specimen Stock Certificate(1)
10.1	Ferris Product Agreement(2)
10.2	Ferris Technology Agreement(2)
10.3	BioSwan Asset Purchase Agreement(2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

(1)	Incorporated by reference to Current Report on Form 10 filed on May 3, 2013
(2)	Incorporated by reference to Current Report on Form 8-K filed October 25, 2013

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 2014

BioAdaptives, Inc.

/s/ Gerald A. Epling

Gerald A. Epling

President, Chief Executive Officer and Director

(Principal Executive Officer)

BioAdaptives, Inc.

/s/ Gerald A. Epling

Gerald A. Epling

Chief Financial Officer

(Principal Financial Officer)

