Form 10-Q/A
period 2014-03-31
BIOADAPTIVES, INC.
filed 2014-05-20
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

1

Explanatory Note – This Form 10-Q/A was prepared to correct clerical errors contained in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations for the Period from Inception (April 19, 2013) to March 31, 2014

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

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

CONSOLIDATED STATEMENTS OF OPERATIONS

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

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

Results of Operations for the Period from Inception (April 19, 2013) to March 31, 2014

Our operating results for the period from inception (April 19, 2013) to March 31, 2014 are summarized as follows:

	Three months ended March 31, 2014	Period from Inception (April 19, 2013) to March 31, 2014
Revenue	$0	$0
Operating Expenses	$8,386	$27,165
Other income (expenses)	$0	$500
Net Loss	$(8,386)	$(26,665)

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

Operating Expenses

Our expenses for the period from inception (April 19, 2013) to March 31, 2014 are outlined in the table below:

	For the three months ended March 31, 2014	Period from Inception (April 19, 2013) to March 31, 2014
General and administrative	$6,128	$14,635
Professional fees	2,258	12,530
Total	$8,386	$27,165

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

Net Loss

As a result of our operating expenses the Company reported a net loss of $8,386 for the quarter ended March 31, 2014.

Comprehensive income (loss)

The Company reported an unrealized gains on marketable securities of $80,000 for the quarter ended March 31, 2014. On October 21, 2013, BioAdaptives entered into an Asset Purchase Agreement in which the Company received stock certificates for 200,000,000 shares of CleanPath Resources Corp. common stock with a quoted value of $200,000 ($0.001 per share). At March 31, 2014, the quoted value of CleanPath Resources Corp. common stock was $180,000 ($0.0009 per share) resulting in other comprehensive loss of $20,000 for the period from inception (April 19, 2013) to March 31, 2014. Comprehensive income from inception (April 19, 2013) to March 31, 2014 is $71,614.

Liquidity and Capital Resources

Working Capital

March 31, 2014
Current Assets	$193,241
Current Liabilities	$33,157
Working Capital (Deficit)	$160,084

Cash Flows

	For the three months ended March 31, 2014	Period from Inception (April 19, 2013) to March 31, 2014
Cash used in Operating Activities	$(7,068)	$(26,047)
Cash provided by (used in) Investing Activities	$0	$0
Cash provided by Financing Activities	$0	$37,588
Increase (Decrease) in Cash	$(7,068)	$11,541

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
4.1	Specimen Stock Certificate(1)
10.1	Ferris Product Agreement(2)
10.2	Ferris Technology Agreement(2)
10.3	BioSwan Asset Purchase Agreement(2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document(3)
101.SCH	XBRL Taxonomy Extension Schema Document(3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(3)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition (3)

(1)	Incorporated by reference to Current Report on Form 10 filed on May 3, 2013
(2)	Incorporated by reference to Current Report on Form 8-K filed October 25, 2013
(3)	Incorporated by reference to Quarterly Report on Form 10-Q filed on May 20, 2014

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

