Form 10-Q
period 2014-06-30
BIOADAPTIVES, INC.
filed 2014-08-14
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

[_] Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

000-54949

(Commission file number)

BioAdaptives Inc.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

On August 14, 2014, 12,636,436 shares of the registrant's common stock were outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOADAPTIVES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash	$ 7,458	$ 18,609
Deposit	1,700	1,700
Marketable securities	61,433	100,000
	70,591	120,309

Equipment, net	1,450	-

Total assets	$ 72,041	$ 120,309

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 11,315	$ -
Advance from Ferris Holding, Inc. - related party	48,839	31,839
Total current liabilities	60,154	31,839

Stockholders' equity
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized;
12,636,436 and 12,041,667 shares issued and outstanding
as of June 30, 2014 and December 31, 2013, respectively)	1,265	1,204
Additional paid-in capital	283,309	205,545
Accumulated Deficit	(272,581)	(18,279)
Accumulated other comprehensive income (loss)	(106)	(100,000)
Total stockholders' equity	11,887	88,470

Total liabilities and stockholders' equity	$ 72,041	$ 120,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOADAPTIVES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2014	Six months ended June 30, 2014	April 19, 2013 to June 30, 2013

Operating expenses:
General and administrative	$ 10,244	$ 16,372	$ 1,500
Depreciation	132	132	-
Stock-based compensation - services	54,000	54,000	-
Stock-based compensation - related party
- services	23,825	23,825	-
Professional fees	19,253	21,511	-
Total operating expenses	107,454	115,840	1,500

Operating loss	(107,454)	(115,840)	(1,500)

Other income (expenses)
Other income	-	-	500
Loss on sale of marketable securities	(138,462)	(138,462)	-
Total other expense	(138,462)	(138,462)	500

Net loss	$ (245,916)	$ (254,302)	$ (1,000)

Other comprehensive loss, net of tax
Unrealized loss on marketable securities	(106)	(106)	-
Other comprehensive loss	(106)	(106)	-

Comprehensive loss	$ (246,022)	$ (254,408)	$ (1,000)

Basic loss per common share	$ (0.02)	$ (0.02)	$ (0.00)

Basic weighted average common
shares outstanding	12,564,084	12,310,253	10,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOADAPTIVES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2014	April 19, 2013 to June 30, 2013

Operating activities:
Net loss	$ (254,302)	$ (1,000)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	132	-
Stock-based compensation	54,000	-
Stock-based compensation - related party	23,825	1,000
Loss on marketable securities	138,462	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	11,315	-
Net cash used in operating activities	(26,568)	-

Investing activities:
Purchase of Equipment	(1,583)	-
Net cash used in investing activities	(1,583)	-

Financing activities:
Advances from related party	17,000	-
Net cash provided by financing activities	17,000	-

Net change in cash	(11,151)	-

Cash, beginning of period	18,609	-

Cash, end of period	$ 7,458	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioAdaptives, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business – BioAdaptives, Inc. (formerly known as APEX 8 Inc.) (“BioAdaptives”,”Company”) was incorporated under the laws of the State of Delaware on April 19, 2013. BioAdaptives is a research, development, and educational company. Our current focus is on products that improve health and wellness. These products include dietary supplements, specialty food items, and proprietary methods of optimizing the bioelectromagnetic availability of foods and beverages.

On September 11, 2013, BioAdaptives incorporated Blenders Choice Inc (“Blenders”) in Nevada. Blenders is a 100% owned subsidiary and was created as a separate sales and marketing organization. BioAdaptives does not plan to sell or market products directly, instead seeking to use Blenders as its marketing arm.

2.	SUMMARY OF SIGNIFICANT POLICIES

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have been condensed or omitted. The unaudited condensed financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2013, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company has elected a fiscal year ending on December 31.

Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, Blenders Choice Inc. All inter-company balances and transactions have been eliminated. The Company and its subsidiary will be collectively referred to herein as the “Company.”

Use of estimates – The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company, and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

In accordance with Accounting Standards Codification (“ASC”) 320-10, "Investments-Debt and Equity Securities," the Company evaluates its securities portfolio for other-than-temporary impairment ("OTTI") throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Company. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.

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

Advertising costs - Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the period ended June 30, 2014.

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

Recent Accounting Pronouncements – In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

3.	GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had a deficit of $272,581 as of June 30, 2014. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.     MARKETABLE SECURITIES

On May 21, 2014, the Company entered into a Stock Sale and Purchase Agreement (the “Agreement”) with BioSwan, Inc., a Nevada corporation (“BioSwan”), pursuant to which, BioSwan agreed to purchase 200,000,000 shares of restricted stock of CleanPath Resources Corp., a Nevada corporation (the “CleanPath Shares”). BioSwan agreed to transfer to the Company, as payment for the CleanPath Shares, a total of 1,057,362 shares of restricted stock of Hemp, Inc. (the “Hemp Shares”) owned by BioSwan. As a result of the Agreement, the Company recorded a loss on sale of marketable securities of $138,362 for the three and six months ended June 30, 2014.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of June 30, 2014.

Fair Value Measurements as of June 30, 2014 Using:
	Total Carrying Value as of 6/30/2014	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$61,433	$61,433	$—	$—
Total	$61,433	$61,433	$—	$—

Equity securities at June 30, 2014, comprised 1,057,362 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $61,433 ($0.0581 per share).

5.     STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2014, and December 31, 2013, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of June 30, 2014, there were 12,636,436 shares of the Company’s common stock issued an outstanding. As of December 31, 2013, 12,041,667 shares were issued and outstanding.

On May 8, 2014, Ferris Holding Inc. (“FHI”) agreed to the cancellation of 44,369 shares of the Company’s restricted common stock held by FHI, and Oxford Capital Group (“Oxford”), agreed to the cancellation of 54,171 shares of the Company’s restricted common stock held by Oxford in connection with the spinout of the Company’s shares by Hemp, Inc. Subsequent to that cancellation, the Company’s Board of Directors determined that based on the substantial contributions that FHI has made to the Company’s initial development, it was in the best interest of the Company to issue to FHI 98,540 shares of the Company’s common stock. The shares were issued effective May 20, 2014.

Effective April 10, 2014, the Company’s Board of Directors approved the issuance of an aggregate of 550,000 shares of the Company’s restricted common stock valued at $66,000 ($0.12 per share) to five individuals who had been instrumental in helping establish the Company, providing services and valuable insight into strategy and plans. The shares were to be issued pursuant to restricted stock grant agreements which outlined certain provisions relating to tax treatment of the grants, restrictions on resale of the shares, and rights as a shareholder of the shares granted. As of the date of this Report, the Company had received executed agreements from all of the recipients of the shares. Included in the 550,000 shares of the Company’s restricted common stock approved on April 10, 2014 are 100,000 shares valued at $12,000 ($0.12 per share) issued to Gerald Epling, the Company’s former Chief Executive Officer, Chief Financial Officer, and a former member of the Company’s Board of Directors. See Note 6 Subsequent Events.

6.      RELATED PARTY TRANSACTIONS

Advances from Ferris Holding, Inc., the controlling shareholder of the Company, are non-interest bearing, unsecured and due on demand.

See Note 4 – Stockholders’ Equity

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based these forward-looking statements on our current expectations and projections about future events, and they are applicable on as of the dates of such statement.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “forecast,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available on our website or otherwise, and we expressly disclaim any obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report on Form 10-Q we will refer to BioAdaptives, Inc., together with its subsidiaries, as “BioAdaptives,” the “Company,” “we,” “us,” and “our.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was incorporated as APEX 8 Inc. in the state of Delaware on April 19, 2013. On May 3, 2013, we filed a registration statement on Form 10 to register with the U.S. Securities and Exchange Commission as a public company. We were originally organized as a vehicle to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

On June 21, 2013, our sole officer and director, Richard Chiang entered into a Share Purchase Agreement pursuant to which he sold an aggregate of 10,000,000 shares of the Company’s common stock to Ferris Holding Inc. (“FHI”) at a purchase price of $40,000. In the aggregate, these shares represented 100% of the Company’s issued and outstanding common stock. Effective upon the closing of the Share Purchase Agreement, Richard Chiang owned no shares of the Company’s stock.

Additionally, on June 21, 2013, the Company accepted the resignations of Richard Chiang as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. These resignations were in connection with the consummation of the Share Purchase Agreement withFHI, and were not the result of any disagreement with the Company on any matter relating to the Company's operations, policies, or practices. Effective as of the same date, to fill the vacancies created by Richard Chiang’s resignations, the Company elected and appointed Barry K. Epling as Chairman of the Board of Directors, and Gerald A. Epling, as President, Chief Executive Officer, Secretary, Chief Financial Officer and Member of the Board of Directors of the Company.

Subsequently, on September 24, 2013, the Board of Directors and majority stockholder of the Company approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company from APEX 8 Inc. to BioAdaptives, Inc. On September 25, 2013, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of Delaware to change the name of the Company to BioAdaptives, Inc.

Discussion

BioAdaptivesis a development stage company. To date, we have had no sales within fiscal 2014. We can make no assurances that we will find commercial success in any of our products. We plan to rely upon our sales and licensing of our licensed Agronifier technology and direct and indirect sales of the P-3 and NutraLoad® products for revenues, neither of which have produced any significant revenue since our inception. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations within the previous third quarter of 2013.

COMPETITION

As a new entrant in the nutraceuticals market, we compete in an industry intensely focused on brand recognition, efficacy claims, pricing, and marketing. The nutraceuticals industry is a largely unregulated and fragmented industry. There are numerous companies that compete with us, and many of our competitors are larger than us, have greater access to capital, and may be better able to withstand volatile market conditions. Moreover, because the nutraceutical industry generally has low barriers to entry, additional competitors could enter the market at any time. In that regard, although the nutraceutical industry to date has been characterized by many relatively small participants, there can be no assurance that national or international companies (which may include pharmaceutical companies or other suppliers to mass merchandisers) will not seek to enter or to increase their presence in this industry. Increased competition in the industry could have an adverse effect on the Company.

According to Euromonitor International’s report on Vitamins and Dietary Supplements in the US, dated April 2013 (copy on file with the Company), as of early 2013 there were six companies which controlled more than 2% each of the market, with the largest controlling 6%. Together this group controlled approximately22.4% of the US market. According to the Euromonitor report, another 28 companies controlled approximately24% of the market. This leaves approximately 53.6% of the market controlled by very small independent companies. The market is extremely competitive for similar products with over one hundred companies competing for market share.

DEPENDENCE ON FERRIS HOLDING

We rely on our majority shareholder, FHI, to a great extent for support. While we have incurred losses since inception, our business was funded initially by FHI and by our President, CEO, and CFO, Gerald Epling. Gerald Epling previously was an officer of FHI, although as of April 2014, he had resigned and had no management position with FHI. As noted above, Gerald Epling resigned from all positions with the Company on July 13, 2014. Additionally, he is the brother of Barry Epling, who is the founder and is the sole officer and director of FHI. If we cannot achieve commercial success in our products, we will need to continue to rely on FHIfor support. If FHI at any time decides to alter or change materially our arrangement, we could experience a material adverse effect on the Company.

RELIANCE ON KEY MANAGEMENT

The operation of the Company requires managerial and operational expertise. In particular, the Company is dependent upon the management and leadership skills of Barry Epling, the Chairman of the Board and sole officer. Additionally, the Company relies heavily upon the professional medical and scientific advice from its Advisory Board which includes Dr. Jun Gu M.D., Ph.D., Dr. Edward E. Jacobs Jr. M.D., and Dr. AntoninaNabokova, M.D. None of the key management employees has a long-term employment contract with the Company, and there can be no assurance that such individuals will remain with the Company. The failure of such key personnel to continue to be active in management could have a material adverse effect on the Company.

RISKS ASSOCIATED WITH IMPLEMENTATION OF BUSINESS STRATEGY

Implementation of the Company's business strategy is subject to risks and uncertainties, including certain factors that are within the Company's control and other factors that are outside of the Company's control. In addition, certain elements of the Company's business strategy, notably the licensing of additional business lines from FHI, or other companies could result in significant expenditures of cash and management resources.

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

Nevertheless, on May 21, 2014, the Company entered into a Stock Sale and Purchase Agreement with BioSwan, pursuant to which, BioSwan agreed to purchase the 200,000,000 of CleanPath shares (the “CleanPath Shares”). BioSwan agreed to transfer to the Company, as payment for the CleanPath Shares, a total of 1,057,362 shares of restricted stock of Hemp, Inc. (the “Hemp Shares”) owned by BioSwan.TheCleanPath Shares and the Hemp Shares were valued as of the close of business on May 21, 2014. As of that date, the value of the CleanPath shares was approximately $40,000 (based on the closing market price of CleanPath), and the value of the Hemp Shares was approximately $61,538, resulting in an increase in the value of the assets held by the Company.

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

Issuance of New Shares to Ferris Holding

Subsequent to the cancellation of the shares held by FHI and Oxford, the Company’s Board of Directors determined that based on the substantial contributions that FHI has made to the Company’s initial development, it was in the best interest of the Company to issue to FHI 98,540 shares of the Company’s common stock. The shares were issued effective May 20, 2014.

Stock Grants

Effective April 10, 2014, the Company’s Board of Directors approved the issuance of an aggregate of 550,000 shares of the Company’s restricted common stock to five individuals who had been instrumental in helping establish the Company, providing services and valuable insight into strategy and plans. The shares were to be issued pursuant to restricted stock grant agreements which outlined certain provisions relating to tax treatment of the grants, restrictions on resale of the shares, and rights as a shareholder of the shares granted. As of the date of this Report, the Company had received executed agreements from all of the recipients of the shares.

Commencement of Trading

                Effective as of July 8, 2014, the Company announced it had received clearance by FINRA for quotation on OTC Bulletin Board and OTC Link under the symbol BDPT.

      Resignation of Gerald Epling

On July 13, 2014, Gerald A. Epling, who had been serving as the Company’s Chief Executive Officer, Chief Financial Officer, and a member of the Company’s Board of Directors, resigned from all positions with the Company, effective immediately. Mr. Epling’s resignation was in connection with his desire to pursue other interests, and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Appointment of Barry Epling

On July 13, 2014, following the resignation of Gerald Epling, the Company’s Board of Directors appointed Barry Epling as the Company’s Chief Executive Officer, President, and interim Chief Financial Officer. Mr. Barry Epling has been serving as the Chairman of the Board of Directors, and is also the Company’s sole director following Gerald Epling’s resignation from the Board.

Barry Epling is the owner of FHI, the private entity that licensed its formulation, intellectual properties, and other technologies to the Company, and has been its financial supporter to date. Barry Epling and Gerald Epling are brothers. As of the date of this Report, the Company had not entered into any employment or compensation agreement with Barry Epling.

Results of Operations for the six and three months ended June 30, 2014 and for the period April 19, 2013 to June 30, 2013

Our operating results are summarized as follows:

	Six months ended June 30, 2014	Three months ended June 30, 2014	April 19, 2013 to June 30, 2013
Revenue	$0	$0	$0
Operating Expenses	$115,840	$107,454	$1,500
Other income (expenses)	$(138,462)	$(138,462)	$500
Net Loss	$(254,302)	$(245,916)	$(1,000)

Revenues

During six and three ended June 30, 2014 we did not have sales. We can make no assurances that we will find commercial success in any of our products.

Operating Expenses

Our operating expenses are outlined in the table below:

	Six months ended June 30, 2014	Three months ended June 30, 2014	April 19, 2013 to June 30, 2013
General and administrative	$16,372	$10,244	$1,500
Depreciation	132	132	—
Stock-based compensation - services	54,000	54,000	—
Stock-based compensation – services - related party	23,825	23,825	—
Professional fees	21,511	19,253	—
Total	$115,840	$107,454	$1,500

Our general, administrative and professional fees are largely attributable to office, rent, transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company.

We anticipate that we will incur approximately $50,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Stock-based compensation has been paid to individuals and a company that have been instrumental in helpingestablish the Company, providing services and valuable insight into strategy and plans.

Other income (loss)

The Company incurred a loss of marketable securities of $138,462 on exchange of 200,000,000 shares of common stock of CleanPath Resources Corp. for 1,057,362 shares of common stock of Hemp, Inc. during the three and six months ended June 30, 2014.

Net Loss

As a result of our operating expenses the Company reported a net loss of $254,302 and $245,916 for the six and three months ended June 30, 2014, respectively.

Comprehensive income (loss)

The Company reported an unrealized gains on marketable securities of $106 for the quarter ended June 30, 2014.At June 30, 2014, the quoted value of Hemp, Inc. common stock was $61,433($0.0581 per share).resulting in other comprehensive loss of $106.

Liquidity and Capital Resources

Working Capital

June 30, 2014
Current Assets	$70,591
Current Liabilities	$60,154
Working Capital (Deficit)	$10,437

Cash Flows

	For the six months ended June 30, 2014	April 19, 2013 to June 30, 2013
Cash used in Operating Activities	$(26,569)	$—
Cash provided by (used in) Investing Activities	$(1,582)	$—
Cash provided by Financing Activities	$17,000	$—
Increase (Decrease) in Cash	$(11,151)	$—

Cash Used In Operating Activities

Our net loss for the period ended June 30, 2014, was the main contributing factor for our negative operating cash flow.

Cash from Financing Activities

As of June 30, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

At June 30, 2014, we had $7,458 of cash on-hand and a deficit of $272,582, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2013. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Critical Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States (“US GAAP”). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to US GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

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

Recently Issued Accounting Pronouncements

The Company has evaluated recent pronouncements through Accounting Standards Updates (“ASU”) 2014-14 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both USGAAP and SEC guidelines.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 8, 2014, Ferris Holding Inc. (“FHI”) agreed to the cancellation of 44,369 shares of the Company’s restricted common stock held by FHI, and Oxford Capital Group (“Oxford”), agreed to the cancellation of 54,171 shares of the Company’s restricted common stock held by Oxford in connection with the spinout of the Company’s shares by Hemp, Inc. Subsequent to that cancellation, the Company’s Board of Directors determined that based on the substantial contributions that FHI has made to the Company’s initial development, it was in the best interest of the Company to issue to FHI 98,540 shares of the Company’s common stock. The shares were issued effective May 20, 2014.

Additionally, effective April 10, 2014, the Company’s Board of Directors approved the issuance of an aggregate of 550,000 shares of the Company’s restricted common stock to five individuals who had been instrumental in helping establish the Company, providing services and valuable insight into strategy and plans. The shares were to be issued pursuant to restricted stock grant agreements which outlined certain provisions relating to tax treatment of the grants, restrictions on resale of the shares, and rights as a shareholder of the shares granted. As of the date of this Report, the Company had received executed agreements from all of the recipients of the shares.

Also, in connection with the spin-out of the 2,000,000 shares of our common stock held by Hemp, Inc., to its stockholders, the Company issued additional shares to avoid issuing fractional shares, which would otherwise have been required due to the ratio of one share of BioAdaptives stock for each 923 shares of Hemp common stock held.

In each of the transactions listed above, the securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.  None of the transactions involved a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
4.1	Specimen Stock Certificate(1)
10.1	Ferris Product Agreement(2)
10.2	Ferris Technology Agreement(2)
10.3	BioSwan Asset Purchase Agreement(2)
10.4	Stock Purchase Agreement dated May 21, 2014(3)
10.5.	Restricted Stock Grant Agreement (Gu)
10.6	Restricted Stock Grant Agreement (Nabokova)
10.7	Restricted Stock Grant Agreement (Jacobs)
10.8	Restricted Stock Grant Agreement (Homsey)
10.9	Restricted Stock Grant Agreement (G. Epling)
31	Certification of Chief Executive Officer, Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

(1)	Incorporated by reference to Registrantion Statement on Form 10 filed on May 3, 2013

(2)	Incorporated by reference to Current Report on Form 8-K filed October 25, 2013
(3)	Incorporated by reference to Current Report on Form 8-K filed on May 23, 2014

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2014

BioAdaptives, Inc.

/s/ Barry Epling

Barry Epling

President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

(Principal Executive Officer)

