Form 10-Q
period 2014-09-30
BIOADAPTIVES, INC.
filed 2014-11-14
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Yes [_] No [X]

On November 14, 2014, 12,636,436 shares of the registrant's common stock were outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOADAPTIVES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)

Current assets:
Cash	$ 37,913	$ 18,609
Deposit	1,700	1,700
Prepaid expense	25,540	-
Marketable securities	32,355	100,000
	97,508	120,309

Furniture and fixtures, net	1,186	--

Total assets	$ 98,694	$ 120,309

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 18,446	$ --
Deferred revenue	51,079	-
Advance from Ferris Holding, Inc. - related party	34,839	31,839
Note payables - related party	34,000	--
Total current liabilities	138,364	31,839

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized;
12,636,436 and 12,041,667 shares issued and outstanding
as of September 30, 2014 and December 31, 2013, respectively)	1,265	1,204
Additional paid-in capital	283,309	205,545
Accumulated Deficit	(295,061)	(18,279)
Accumulated other comprehensive income (loss)	(29,183)	(100,000)
Total stockholders' deficit	(39,670)	88,470

Total liabilities and stockholders' deficit	$ 98,694	$ 120,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOADAPTIVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	April 19, 2013 to September 30, 2013

Revenue	$ -	$ -	$ -	$ -

Cost of sales	-	-	-	-

Gross Margin	-	-	-	-

Operating expenses:
General and administrative	3,949	1,249	20,321	2,749
Depreciation	264	-	395	-
Stock-based compensation - services	-	-	54,000	-
Stock-based compensation - related party
- services	-	-	23,825	-
Professional fees	18,060	-	39,571	-
Total operating expenses	22,273	1,249	138,112	2,749

Operating income (loss)	(22,273)	(1,249)	(138,112)	(2,749)

Other income (expenses)
Other income	200	-	200	500
Interest - related party	(406)		(406)
Loss on sale of marketable securities	-	-	(138,462)	-
Total other income (expense)	(206)	-	(138,668)	500

Net income (loss)	$ (22,479)	$ (1,249)	$ (276,780)	$ (2,249)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	(29,077)	-	(29,183)	-
Other comprehensive income (loss)	(29,077)	-	(29,183)	-

Comprehensive income (loss)	$ (51,556)	$ (1,249)	$ (305,963)	$ (2,249)

Basic loss per common share	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.00)

Basic weighted average common
shares outstanding	12,636,436	10,000,000	12,422,356	10,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOADAPTIVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2014	April 19, 2013 to September 30, 2013

Cash flows from operating activities:
Net loss	$ (276,780)	$ (2,249)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	395	-
Stock-based compensation	54,000	-
Stock-based compensation - related party	23,825	1,000
Loss on marketable securities	138,462	-
Changes in operating assets and liabilities:
Prepaid expense	(25,540)	-
Accounts payable and accrued liabilities	18,446	500
Deferred revenue	51,079	-
Net cash used in operating activities	(16,113)	(749)

Cash flows from investing activities:
Purchase of furniture and fixtures	(1,583)	-
	(1,583)	-
Cash flows from financing activities:
Advances from related party	3,000	-
Note payable - related party	34,000	-
Proceeds from additional paid-in capital - related party	-	749
Net cash provided by financing activities	37,000	749

Net change in cash	19,304	-

Cash, beginning of period	18,609	-

Cash, end of period	$ 37,913	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BioAdaptives, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2014
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

On September 1, 2014, the Company entered into a License Agreement (“Agreement”) with the Ferris Holding, Inc. (“Ferris”). The Agreement gives the Company the right use of the Ferris’s proprietary processes and trade secrets, including its stem cell enhancement products. In consideration for these rights, the Company agrees to pay Ferris a fee of 5% of the gross revenue for the products produced and sold by the Company or by way of sub-license pursuant to the rights granted under this Agreement. The initial term of the Agreement is twelve (12) months.

On September 1, 2014, the Company entered into a Sub-License Agreement (“Sub-License”) with Essence International, Ltd. (“Essence”). The Sub-License gives Essence the right to use proprietary processes and trade secrets, including its stem cell enhancement products which were obtained by the Company in the Agreement with Ferris. In consideration for the Sub-License, Essence agreed to pay the Company a royalty of 10% of the gross revenue for the products produced and sold by Essence pursuant to the rights granted under this Sub-License. The initial term of the Agreement is twelve (12) months.

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

Cash and cash equivalents – Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. As of September 30, 2014, the Company has no cash equivalents.

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

Revenue Recognition – Revenue is only recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. License fees are recognized as revenue when they are earned.

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

On May 21, 2014, the Company entered into a Stock Sale and Purchase Agreement (the “Agreement”) with BioSwan, Inc., a Nevada corporation (“BioSwan”), pursuant to which, BioSwan agreed to purchase 200,000,000 shares of restricted stock of CleanPath Resources Corp., a Nevada corporation (the “CleanPath Shares”). BioSwan agreed to transfer to the Company, as payment for the CleanPath Shares, a total of 1,057,362 shares of restricted stock of Hemp, Inc. (the “Hemp Shares”) owned by BioSwan. As a result of the Agreement, the Company recorded a loss on sale of marketable securities of $0 and $138,462 for the three and nine months ended September 30, 2014.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of September 30, 2014.

Fair Value Measurements as of September 30, 2014 Using:
	Total Carrying Value as of 9/30/2014	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$32,355	$32,355	$—	$—
Total	$32,355	$32,355	$—	$—

Equity securities at September 30, 2014, comprised 1,057,362 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $32,355 ($0.0306 per share).

Concentration of credit risk – Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of cash. The Company places its cash with financial institutions with high credit ratings.

Advertising costs - Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the period ended September 30, 2014.

Income taxes – The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more- likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

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

Recent Accounting Pronouncements – In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company early adopted ASU 2014-10 during the quarter ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

In August 2014, the FASB ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, amending FASB Accounting Standards Subtopic 205-40 to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued.  ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter.  The Company is currently evaluating ASU 2014-15 and does not anticipate a material impact on its consolidated financial statements.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $295,061 as of September 30, 2014. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.     STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of September 30, 2014, and December 31, 2013, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of September 30, 2014, there were 12,636,436 shares of the Company’s common stock issued and outstanding. As of December 31, 2013, 12,041,667 shares were issued and outstanding.

On May 8, 2014, Ferris Holding Inc. (“FHI”) agreed to the cancellation of 44,369 shares of the Company’s restricted common stock held by FHI, and Oxford Capital Group (“Oxford”), agreed to the cancellation of 54,171shares of the Company’s restricted common stock held by Oxford in connection with the spinout of the Company’s shares by Hemp, Inc. Subsequent to that cancellation, the Company’s Board of Directors determined that based on the substantial contributions that FHI has made to the Company’s initial development, it was in the best interest of the Company to issue to FHI 98,540 shares of the Company’s common stock. The shares were issued effective May 20, 2014.

Effective April 10, 2014, the Company’s Board of Directors approved the issuance of an aggregate of 550,000 shares of the Company’s restricted common stock valued at $66,000 ($0.12 per share) to five individuals who had been instrumental in helping establish the Company, providing services and valuable insight into strategy and plans. The shares were to be issued pursuant to restricted stock grant agreements which outlined certain provisions relating to tax treatment of the grants, restrictions on resale of the shares, and rights as a shareholder of the shares granted. As of the date of this Report, the Company had received executed agreements from all of the recipients of the shares. Included in the 550,000 shares of the Company’s restricted common stock approved on April 10, 2014 are 100,000 shares valued at $12,000 ($0.12 per share) issued to Gerald Epling, the Company’s Chief Executive Officer, Chief Financial Officer, and a member of the Company’s Board of Directors.

5.     ADVANCES FROM FERRIS HOLDINGS, INC. – RELATED PARTY

Advances from Ferris Holding, Inc., the controlling shareholder of the Company, are non-interest bearing, unsecured and due on demand. Advances outstanding at September 30, 2014 and June 30, 2014 are $34,839 and $31,839, respectively.

6.     NOTE payableS – related party

On April 23, 2014, June 4, 2014 and July 2, 2014, the Company entered into a loan agreements for principal of $6,000, $8,000 and $20,000, respectively, with Ferris Holding, Inc., the controlling shareholder of the Company. These loans bears interest of 4% per annum, are unsecured and are due one year after the issue date. Interest payable due to Ferris of $406 is included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

7.     RELATED PARTY TRANSACTIONS

On September 1, 2014, the Company entered into a License Agreement (“Agreement”) with the Ferris Holding, Inc. (“Ferris”). The Agreement gives the Company the right use of the Ferris’s proprietary processes and trade secrets, including its stem cell enhancement products. In consideration for these rights, the Company agrees to pay Ferris a fee of 5% of the gross revenue for the products produced and sold by the Company or by way of sub-license pursuant to the rights granted under this Agreement. The initial term of the Agreement is twelve (12) months. During the three months ended September 30, 2014, the Company reported prepaid expenses of $25,540 for fees paid under this Agreement. Ferris is the majority shareholder of the Company.

On September 1, 2014, the Company entered into a Sub-License Agreement (“Sub-License”) with Essence International, Ltd. (“Essence”). The Sub-License gives Essence the right to use proprietary processes and trade secrets, including its stem cell enhancement products which were obtained by the Company in the Agreement with Ferris. In consideration for the Sub-License, Essence agreed to pay the Company a royalty of 10% of the gross revenue for the products produced and sold by Essence pursuant to the rights granted under this Sub-License. The initial term of the Agreement is twelve (12) months. During the three months ended September 30, 2014, the Company reported deferred revenue of $51,079 for fees received under this Sub-License. These fees were not recorded as revenue since delivery was not completed. Barry Epling, the Chief Executive Officer of the Company, is the Chief Executive Officer and shareholder of the Essence.

On June 1, 2014, the Company entered into a rental agreement with Ferris for the corporate office. Monthly rent is $1,500. The term of the lease is month to month. During the three and nine months ended, the Company reported rent expense of $4,500 and $6,000, respectively related to this rental agreement. At September 30, 2014, rent payable due to Ferris of $2,859 is included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

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

Additionally, on June 21, 2013, the Company accepted the resignations of Richard Chiang as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. These resignations were in connection with the consummation of the Share Purchase Agreement with FHI, and were not the result of any disagreement with the Company on any matter relating to the Company's operations, policies, or practices. Effective as of the same date, to fill the vacancies created by Richard Chiang’s resignations, the Company elected and appointed Barry K. Epling as Chairman of the Board of Directors, and Gerald A. Epling, as President, Chief Executive Officer, Secretary, Chief Financial Officer and Member of the Board of Directors of the Company.

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

According to Euromonitor International’s report on Vitamins and Dietary Supplements in the US, dated April 2013 (copy on file with the Company), as of early 2013 there were six companies which controlled more than 2% each of the market, with the largest controlling 6%. Together this group controlled approximately22.4% of the US market. According to the Euromonitor report, another 28 companies controlled approximately 24% of the market. This leaves approximately 53.6% of the market controlled by very small independent companies. The market is extremely competitive for similar products with over one hundred companies competing for market share.

DEPENDENCE ON FERRIS HOLDING

We rely on our majority shareholder, FHI, to a great extent for support. While we have incurred losses since inception, our business was funded initially by FHI and by our President, CEO, and CFO, Gerald Epling. Gerald Epling previously was an officer of FHI, although as of April 2014, he had resigned and had no management position with FHI. As noted above, Gerald Epling resigned from all positions with the Company on July 13, 2014. Additionally, he is the brother of Barry Epling, who is the founder and is the sole officer and director of FHI. If we cannot achieve commercial success in our products, we will need to continue to rely on FHI for support. If FHI at any time decides to alter or change materially our arrangement, we could experience a material adverse effect on the Company.

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

Nevertheless, on May 21, 2014, the Company entered into a Stock Sale and Purchase Agreement with BioSwan, pursuant to which, BioSwan agreed to purchase the 200,000,000 of CleanPath shares (the “CleanPath Shares”). BioSwan agreed to transfer to the Company, as payment for the CleanPath Shares, a total of 1,057,362 shares of restricted stock of Hemp, Inc. (the “Hemp Shares”) owned by BioSwan. The CleanPath Shares and the Hemp Shares were valued as of the close of business on May 21, 2014. As of that date, the value of the CleanPath shares was approximately $40,000 (based on the closing market price of CleanPath), and the value of the Hemp Shares was approximately $61,538, resulting in an increase in the value of the assets held by the Company.

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

Results of Operations for the three and nine months ended September 30, 2014 and for the period April 19, 2013 to September 30, 2013

Our operating results are summarized as follows:

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	April 19, 2013 to September 30, 2013
Revenue	$0	$0	$0	0
Cost of sales	$0	$0	$0	0
Operating expenses	$22,273	$1,249	$138,112	2,749
Other income (expenses)	$(206)	$0	$(138,668)	500
Net income (loss)	$(22,479)	$(1,249)	$(278,780)	(2,249)

Revenues and Cost of Sales

On September 1, 2014, the Company entered into a License Agreement (“Agreement”) with the Ferris Holding, Inc. (“Ferris”). The Agreement gives the Company the right use of the Ferris’s proprietary processes and trade secrets, including its stem cell enhancement products. In consideration for these rights, the Company agrees to pay Ferris a fee of 5% of the gross revenue for the products produced and sold by the Company or by way of sub-license pursuant to the rights granted under this Agreement. The initial term of the Agreement is twelve (12) months. During the three months ended September 30, 2014 the Company reported prepaid expenses of $25,540 for fees paid under Agreement. Ferris is the majority shareholder of the Company.

On September 1, 2014, the Company entered into a Sub-License Agreement (“Sub-License”) with Essence International, Ltd. (“Essence”). The Sub-License gives Essence the right to use proprietary processes and trade secrets, including its stem cell enhancement products which were obtained by the Company in the Agreement with Ferris. In consideration for the Sub-License, Essence agreed to pay the Company a royalty of 10% of the gross revenue for the products produced and sold by Essence pursuant to the rights granted under this Sub-License. The initial term of the Agreement is twelve (12) months. During the three months ended September 30, 2014, the Company reported deferred revenue of $51,079 for fees received under this Sub-License. These fees were not recorded as revenue since delivery was not completed. Barry Epling, the Chief Executive Officer of the Company, is the Chief Executive Officer and shareholder of the Essence.

Operating Expenses

Our operating expenses are outlined in the table below:

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	April 19, 2013 to September 30, 2013
General and administrative	$3,949	$1,249	$20,321	$2,749
Depreciation	264	0	395	0
Stock-based compensation – services	0	0	54,000	0
Stock-based compensation – services - related party	0	0	23,825	0
Professional fees	18,060	0	39,571	0
Total	$22,273	$1,249	$138,112	$2,749

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

Stock-based compensation has been paid to individuals and a company that have been instrumental in helping establish the Company, providing services and valuable insight into strategy and plans.

Other income (loss)

The Company incurred a loss of marketable securities of $0 and $138,462 on exchange of 200,000,000 shares of common stock of CleanPath Resources Corp. for 1,057,362 shares of common stock of Hemp, Inc. during the three and nine months ended September 30, 2014.

Net income (loss)

As a result of our operating expenses the Company reported a net income (loss) of ($22,479) and ($276,780) for the three and nine months ended September 30, 2014, respectively.

Comprehensive income (loss)

The Company reported an unrealized loss on marketable securities of $29,077 for the quarter ended September 30, 2014. At September 30, 2014, the quoted value of Hemp, Inc. common stock was $32,355 ($0.0306 per share) resulting in other comprehensive loss of $29,183.

Liquidity and Capital Resources

Working Capital

September 30, 2014
Current Assets	$97,508
Current Liabilities	$138,364
Working Capital (Deficit)	$(40,856)

Cash Flows

	For the nine months ended September 30, 2014	April 19, 2013 to September 30, 2013
Cash used in operating activities	$(16,113)	$(749)
Cash used in investing activities	$(1,583)	$—
Cash provided by financing activities	$37,000	$749
Increase (Decrease) in cash	$19,304	$—

Cash Used In Operating Activities

Our net loss for the nine months ended September 30, 2014, was the main contributing factor for our negative operating cash flow.

Cash from Financing Activities

As of September 30, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

At September 30, 2014, we had $37,913 of cash on-hand and a deficit of $295,061, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of September 30, 2014. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Recently Issued Accounting Pronouncements

The Company has evaluated recent pronouncements through Accounting Standards Updates (“ASU”) 2014-16 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both USGAAP and SEC guidelines.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
4.1	Specimen Stock Certificate(1)
10.1	Ferris Product Agreement(2)
10.2	Ferris Technology Agreement(2)

10.3	BioSwan Asset Purchase Agreement(2)
10.4	Stock Purchase Agreement dated May 21, 2014(3)
10.5	Restricted Stock Grant Agreement (Gu) (4)
10.6	Restricted Stock Grant Agreement (Nabokova) (4)
10.7	Restricted Stock Grant Agreement (Jacobs) (4)
10.8	Restricted Stock Grant Agreement (Homsey) (4)
10.9	Restricted Stock Grant Agreement (G. Epling)(4)
10.10	License Agreement dated September 1, 2014
10.11	Rental Agreement dated June 1, 2014
10.12	Loan Agreement dated April 23, 2014
10.13	Loan Agreement dated June 4, 2014
10.14	Loan Agreement dated July 2, 2014
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

(1)	Incorporated by reference to Current Report on Form 10 filed on May 3, 2013

(2)	Incorporated by reference to Current Report on Form 8-K filed October 25, 2013
(3)	Incorporated by reference to Current Report on Form 8-K filed on May 23, 2014
(4)	Incorporated by reference to Quarterly Report on Form 10-Q filed on May 20, 2014

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2014

BioAdaptives, Inc.

/s/ Barry Epling

Barry Epling

President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

(Principal Executive Officer)

