Form 10-K
period 2014-12-31
BIOADAPTIVES, INC.
filed 2015-04-15
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54949

BioAdaptives Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2592228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1005 S. Cimarron Rd, Las Vegas NV	89145
(Address of principal executive offices)	(Zip Code)

(702) 630 2280
(Registrant’s telephone number, including area code)

(Former name and former address, if changed since last Report)
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	OTC Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

Title of class Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 12,736,436 as of April 15, 2015.

2

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements.  In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1. Business

Organization

BioAdaptives, Inc., (“BioAdaptives,” the “Company,” or “we” or “us”) was incorporated in the State of Delaware on April 19, 2013, as APEX 8 Inc. From inception through October 21, 2013, the Company was in the developmental stage and conducted virtually no business operations, other than organizational activities and preparation of a registration statement on Form 10 (the “Registration Statement”). The Form 10 was filed on May 3, 2013, and went effective following a review by the U.S. Securities and Exchange Commission (the “SEC”). On June 11, 2013, the SEC informed the Company the SEC staff had no further comments.

Subsequently, on June 21, 2013, our former sole officer and director, entered into a Share Purchase Agreement pursuant to which he sold an aggregate of 10,000,000 shares of his shares of the Company’s common stock to Ferris Holding Inc. at a purchase price of $40,000. In aggregate, these shares represented 100% of the Company’s issued and outstanding common stock. Effective upon the closing of the Share Purchase Agreement, our former sole officer and director owned no shares of the Company’s stock.

Additionally, on June 21, 2013, the Company accepted the resignations of our former sole officer and director as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. These resignations were in connection with the consummation of the Share Purchase Agreement with Ferris Holding Inc., and were not the result of any disagreement with Company on any matter relating to Company's operations, policies or practices. Effective as of the same date, to fill the vacancies created by our former sole officer and director's resignations, the Company elected and appointed Barry K. Epling as Chairman of the Board of Directors, and Gerald A. Epling, President, Chief Executive Officer, Secretary, Chief Financial Officer and Member of the Board of Directors of the Registrant.

Subsequently, on September 25, 2013, pursuant to board and shareholder approval, we changed our name from APEX 8 Inc. to BioAdaptives, Inc., and filed a Certificate of Amendment with the Delaware Secretary of State.

On July 14, 2014, the Company announced changes in its management. Gerald A. Epling, who had been serving as the Company's Chief Executive Officer, Chief Financial Officer and a Director, resigned from all positions. His resignation was in connection to pursue other interests, and was not the result of any disagreement with the Company on any matter relating to the Company's operations or practices. On that same day, the Company elected Barry Epling, who also serves as Chief Executive Officer, President and Director of Ferris Holding (FHI) to the positions vacated by Gerald Epling. As of the date of the event, FHI was the Company's controlling stockholder.

On February 6, 2015, the Company announced changes in its management. Barry Epling, who had been serving as the Company's President, Chief Executive Officer, Chief Financial Officer, and Secretary, resigned from his positions. He remains the Company's Chairman of the Board of Directors. His resignation was in connection to pursue other interests, and was not the result of any disagreement with the Company on any matter relating to the Company's operations or practices. One that same day, the Company elected Christopher G. Hall, as its President, Chief Executive Officer, Chief Financial Officer and Secretary. As of the date of the event, FHI was the Company's controlling stockholder.

Strategy

BioAdaptives Inc. is a research, development, and educational company. Our current focus is on products that improve health and wellness. These products include dietary supplements, specialty food items, and proprietary methods of optimizing the bioelectromagnetic availability of foods and beverages. Our base of intellectual property and products, which are patent pending solutions in the form of devices and nutraceuticals, are designed to aid in cognition, focus, fatigue reduction, increased testosterone, improved overall emotional and physical wellness, healing, and anti-aging.

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

2. Focus on the aging population of developed countries. The Company believes that the population growth in the aged population demographic presents a unique opportunity. The World Health Organization has stated that the population growth for those 60 years and older will more than double from 11% to over 22% between 2000 and 2050, with the absolute number of people aged 60 and over expected to increase from 605 million to 2 billion within the same period. Additionally, according to the World Health Organization, the number of people aged 80 years or older will quadruple to 395 million within the next 30 years. (Source: http://www.who.int/ageing/about/facts/en/. Paper copy on file with the Company.) (The URL of the World Health Organization website is included herein as an inactive textual reference. Information contained on, or accessible through, that website is not a part of, and is not incorporated by reference into, this Form 10-K.)

3. Make strategic acquisitions. The Company plans to capitalize on the significant opportunities for consolidation available in the nutraceutical industry. The Company anticipates that it will seek acquisitions that serve to expand the Company's product brands, broaden its product offerings or facilitate entry into complementary distribution channels. As of the date of this Form 10-K, the Company had not entered into any definitive agreements or negotiations relating to acquisitions.

4. Continue to develop new products and product extensions. The Company seeks to continue to develop and commercialize nutraceutical products and through this effort intends to develop new and innovative products. During 2014, Ferris Holding, Inc., a Nevada corporation (“Ferris”), rebranded NutraLoad™ and Bliss In A Bottle™, to PrimiCell© and PrimiLive© in an effort to keep a more consistent product naming convention going forward, and pursuant to the Product Agreement with Ferris, the Company continues to have the right to develop, market, and sell these products. Additionally, two new products are in the advanced stage of testing and may be introduced for general use in the first quarter of 2015. Equine Regen™ and Equine Regen Plus™. Both have been tested extensively in the United States, Australia, Singapore, and Europe. The results of equine products have been favorable. The product comes with a higher cost, however, very cost effective when used by trainers and owners of performance horses. Thoroughbreds, polo ponies, cutting horses, barrel racers, and other competition horses have shown significant improvement in hooves, coat, mane, strength, speed, endurance, recovery, responsiveness, and several other areas which overall improvements has been attributed to the increase in stem cells in horses.

The Company expects two other products to be introduced in 2015 that are in late stage development. One of which is in late stage development and the other in late stage testing. PrimiTrim™ is a weight control product with many side benefits that add to overall wellness. Tests have shown consistent weight loos of between one and three pounds per week. The loss is not water weight and as a result, is more meaningful to the people using the product. The other produce expects in 2015 is an exercise product targeting those who do extreme work-outs and seek better results. One benefit of the product is that it helps the body process lactic acid more quickly, speeding recovery and allowing more strenuous work-outs. There are several other projected benefits but this product is in its early stage of testing and more studies need to be performed before we can confirm our expectations.

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

Employees

As of April 15, 2015, the Company had 1 full-time employee and no part-time employees. The company uses competent outside contractors to complete research and manufacture products. Management believes that our relationship with our employees and contractors is good.

Item 2. Properties

We moved our office from 1003 S Cimarron Rd in Las Vegas, Nevada, 89145 and currently lease an office at 1005 S Cimarron Rd in Las Vegas, Nevada, 89145 at a monthly rental cost of $1,500. We believe that this space will be sufficient for our initial needs, although as funding and revenues become available, and the Company’s operations grow, we anticipate finding other office space as needed.

Item 3. Legal Proceedings

The Company is not involved in any legal proceedings which management believes will have a material effect upon the financial condition of the Company, nor are any such material legal proceedings anticipated.

We are not aware of any contemplated legal or regulatory proceeding by a governmental authority in which we may be involved.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the-Over-the-Counter Bulletin Board under the symbol “BDPT.” The following table shows the high and low sales prices for our common stock for the periods indicated.

Year	High	Low
Fiscal 2014 (ended December 31, 2014)
First Quarter	$N/A	$N/A
Second Quarter	$N/A	$N/A
Third Quarter	$7.05	$0.01
Fourth Quarter	$2.12	$0.35

For information on shareholders who will own 5% or more of our common stock following the distribution, as well as the ownership of our officers and directors, please see “Security Ownership Of Certain Beneficial Owners And Management”.

Holders of Our Common Stock

The Company has approximately 163 holders of record of our common stock.

Dividends

Since its incorporation, the Company has not declared any dividend on its common stock. The Company does not anticipate declaring or paying a dividend on its common stock for the foreseeable future. We plan to retain any future earnings for use in our business activities.

Transfer Agent and Registrar

The transfer agent and registrar for the Company's common stock is Madison Stock Transfer, Inc. 1688 East 16th St #7, Brooklyn, NY 11229.

Equity Compensation Plans

The Company currently does not have any equity compensation plans.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On June 21, 2013, our former sole officer and director, entered into a Share Purchase Agreement pursuant to which he sold an aggregate of 10,000,000 shares of his shares of the Company’s common stock to Ferris Holding Inc. at a purchase price of $40,000. In the aggregate, these shares represented 100% of the Company’s issued and outstanding common stock. Effective upon the closing of the Share Purchase Agreement, our former sole officer and director owned no shares of the Company’s stock.

Additionally, on June 21, 2013, the Company accepted the resignations of our former sole officer and director as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. These resignations were in connection with the consummation of the Share Purchase Agreement with Ferris Holding Inc., and were not the result of any disagreement with the Company on any matter relating to the Company's operations, policies, or practices. Effective as of the same date, to fill the vacancies created by our former sole officer and director's resignations, the Company elected and appointed Barry K. Epling as Chairman of the Board of Directors, and Gerald A. Epling, as President, Chief Executive Officer, Secretary, Chief Financial Officer and Member of the Board of Directors of the Company.

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

On July 14, 2014, the Company announced changes in its management. Gerald A. Epling, who had been serving as the Company's Chief Executive Officer, Chief Financial Officer and a Director, resigned from all positions. His resignation was in connection to pursue other interests, and was not the result of any disagreement with the Company on any matter relating to the Company's operations or practices. On that same day, the Company elected Barry Epling, who also serves as Chief Executive Officer, President and Director of Ferris Holding (FHI) to the positions vacated by Gerald Epling. As of the date of the event, FHI was the Company's controlling stockholder.

On February 6, 2015, the Company announced changes in its management. Barry Epling, who had been serving as the Company's President, Chief Executive Officer, Chief Financial Officer, and Secretary, resigned from his positions. He remains the Company's Chairman of the Board of Directors. His resignation was in connection to pursue other interests, and was not the result of any disagreement with the Company on any matter relating to the Company's operations or practices. One that same day, the Company elected Christopher G. Hall, as its President, Chief Executive Officer, Chief Financial Officer and Secretary. As of the date of the event, FHI was the Company's controlling stockholder.

Recent Developments

Ferris Holding Licensing Agreement

On September 1, 2014, the Company entered into a License Agreement (“Agreement”) with the Ferris Holding, Inc. (“FHI”), a related party. The Agreement gives the Company the right use of the Ferris’s proprietary processes and trade secrets, including its stem cell enhancement products. In consideration for these rights, the Company agrees to pay Ferris a fee of 5% of the gross revenue for the products produced and sold by the Company or by way of sub-license pursuant to the rights granted under this Agreement. The initial term of the Agreement is twelve (12) months.

Essence International Sub-License Agreement

On September 1, 2014, the Company entered into a Sub-License Agreement (“Sub-License”) with Essence International, Ltd. (“Essence”), a related party. The Sub-License gives Essence the right to use proprietary processes and trade secrets, including its stem cell enhancement products which were obtained by the Company in the Agreement with Ferris. In consideration for the Sub-License, Essence agreed to pay the Company a royalty of 10% of the gross revenue for the products produced and sold by Essence pursuant to the rights granted under this Sub-License. The initial term of the Agreement is twelve (12) months.

Results of Operations for the Years Ended December 31, 2014 and December 31, 2013

Our operating results for the years ended December 31, 2014 and December 31, 2013 are summarized as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenue	$—	$—
Cost of sales	$—	$—
Operating expenses	$2,436,425	$18,779
Other income (expenses)	$(139,008)	$500
Net Loss	$2,575,433	$18,279

Revenues

During fiscal 2014, we reported $0 in revenue from licensing fees received under a Sub-License Agreement (“Sub-License”) with Essence International, Ltd. (“Essence”). Our Chairman, Barry Epling, is the Chief Executive Officer and shareholder of Essence. Under the Sub-License the Company may earn a royalty of 10% of the gross revenue for the products produced and sold by Essence pursuant to the rights granted under this Sub-License. We expect licensing fees to come primarily from PrimiCell, Equine Regen, and Equine Regen Plus products.

Operating Expenses

Our expenses for the periods ended December 31, 2014 and December 31, 2013 are outlined in the table below:

	Year Ended December 31, 2014	Period Ended December 31, 2013
Depreciation	$527	$—
General and administrative	$2,392,034	$8,505
Professional fees	$43,864	$10,274
Total	$2,436,425	$18,779

Our operating expenses were largely attributable to office, rent, professional fees, and stock-based compensation related to our reporting requirements as a public company and preparing our Form S-1 Registration Statement.

We anticipate that we will incur approximately $30,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Net Loss

As a result of our operating expenses and other expense the Company reported a net loss for the year ended December 31, 2014 of $2,575,433 (December 31, 2013 - $18,279).

Comprehensive income (loss)

On October 21, 2013, BioAdaptives entered into an Asset Purchase Agreement in which the Company received stock certificates for 200,000,000 shares of CleanPath Resources Corp. common stock with a quoted value of $200,000 ($0.001 per share). At December 31, 2013, the quoted value of CleanPath Resources Corp. common stock was $100,000 ($0.005 per share) resulting in other comprehensive loss of $100,000 for the year ended December 31, 2013.

On May 21, 2014, the Company entered into a Stock Sale and Purchase Agreement (the “Agreement”) with BioSwan, Inc., a Nevada corporation (“BioSwan”), pursuant to which, BioSwan agreed to purchase 200,000,000 shares of restricted stock of CleanPath Resources Corp., a Nevada corporation (the “CleanPath Shares”). BioSwan agreed to transfer to the Company, as payment for the CleanPath Shares, a total of 1,057,362 shares of restricted stock of Hemp, Inc. (the “Hemp Shares”) owned by BioSwan. As a result of the Agreement, the Company recorded a loss on sale of marketable securities of $138,462 for year ended December 31, 2014.

Liquidity and Capital Resources

Working Capital

	December 31, 2014	December 31, 2013
Current Assets	69,706	120,309
Current Liabilities	70,878	31,839
Working Capital / (Deficit)	(1,172)	88,470

Cash Flows

	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash used in Operating Activities	$(58,628)	$(18,979)
Cash used in Investing Activities	$(1,582)	$—
Cash provided by Financing Activities	$79,472	$37,588
Increase in Cash	$19,262	$18,609

Cash Used In Operating Activities

Our net loss for the year ended December 31, 2014 was the main contributing factor for our negative operating cash flow.

Cash Used In Investing Activities

The Company purchases $1,582 of furniture and fixture for the year ended December 31, 2014.

Cash from Financing Activities

We received capital contribution and advances from our majority shareholder of $79,472 for the year ended December 31, 2014.

As of December 31, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

At December 31, 2014, we had $37,871 of cash on-hand and an accumulated deficit of $2,593,712, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2014. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

The financial statements included in this report have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

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

Critical Accounting Policies

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, Blenders Choice Inc. All inter-company balances and transactions have been eliminated. The Company and its subsidiary will be collectively referred to herein as the “Company.”

Use of estimates – The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company, and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimate

Investment Securities - Equity securities are classified as available for sale and are stated at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. All available for sale securities are classified as current assets as they are available to support the Company's current operating needs in the next 12 months. Realized gains and losses on the sale of investment securities are recognized at the settlement date using the specific identification method and are included in the statements of operations.

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

Recently Issued Accounting Pronouncements

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms;
F-2	Consolidated Balance Sheets as of December 31, 2014 and 2013;
F-3	Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2014 and the period from inception (April 19, 2013) to December 31, 2013;
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the period from inception (April 19, 2013) to December 31, 2014;
F-5	Consolidated Statements of Cash Flows for the yearended December 31, 2014 and the period from inception (April 19, 2013) to December 31, 2013;
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

BioAdaptives Inc.

We have audited the accompanying consolidated balance sheet of BioAdaptives Inc. (the "Company") as of December 31, 2014, and the related consolidated statement of operations, stockholders' equity (deficit) and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the result of its operations and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes the raising of additional equity financing or merger with another entity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

Newport Beach, CA

April 15, 2015

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

/s/Kenne Ruan, CPA, P.C. Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut April 11, 2014

BIOADAPTIVES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$37,871	$18,609
Deposit	1,700	1,700
Marketable securities	30,135	100,000
Total current assets	69,706	120,309

Furniture and Fixtures, net	1,055	—

Total assets	$70,761	$120,309

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$2,540	$—
Accrued liabilities - related party	8,105	—
Advance from Ferris Holding, Inc. - related party	26,233	31,839
Notes payable - related party	34,000	—
Total current liabilities	70,878	31,839

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding.)	—	—
Common stock ($.0001 par value, 100,000,000 shares authorized;
12,636,436 and 12,041,667 shares issued and outstanding
as of December 31, 2014 and December 31, 2013, respectively)	1,265	1,204
Additional paid-in capital	2,623,734	205,545
Deficit	(2,593,712)	(18,279)
Accumulated other comprehensive income (loss)	(31,404)	(100,000)
Total stockholders' deficit	(117)	88,470

Total liabilities and stockholders' deficit	$70,761	$120,309

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.
CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE LOSS

	December 31, 2014	April 19, 2013 (inception) through December 31, 2013

Revenue	$ -	$ -

Cost of sales	-	-

Gross Margin	-	-

Operating expenses:
Depreciation	527	-
General and administrative	2,392,034	8,505
Professional fees	43,864	10,274
Total operating expenses	2,436,425	18,779

Operating income (loss)	(2,436,425)	(18,779)

Other income (expenses)
Interest - related party	(746)	-
Loss on marketable securities	(138,462)	-
Other income	200	500
Total other income (expense)	(139,008)	500

Net loss	$ (2,575,433)	$ (18,279)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	68,596	(100,000)
Other comprehensive income (loss)	68,596	(100,000)

Comprehensive income (loss)	$ (2,506,837)	$ (118,279)

Basic loss per common share	$ (0.21)	$ (0.00)

Basic weighted average common
shares outstanding	12,474,687	10,569,499

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Accumulated Other
	Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Deficit

Balance, April 19, 2013	-	$ -	-	$ -	$ -	$ -	$ -	-

Share-based compensation - related party	-	-	10,000,000	1,000	-	-	-	1,000

Contribution by Ferris Holding, Inc. - related party	-	-	-	-	749	-	-	749

Shares issued to Ferris Holding, Inc. for cash - related party	-	-	41,667	4	4,996	-	-	5,000

Asset Purchase Agreement	-	-	2,000,000	200	199,800	-	-	200,000

Net change in unrealized loss on marketable securities	-	-	-	-	-	-	(100,000)	(100,000)

Net loss	-	-	-	-	-	(18,279)	-	(18,279)

Balance, December 31, 2013	-	-	12,041,667	1,204	205,545	(18,279)	(100,000)	88,470

Shares issued due to rounding	-	-	44,769	5	(5)	-	-	-

Shares cancelled - Ferris Holding, Inc., related party	-	-	(44,369)	(4)	4	-	-	-

Shares cancelled - Oxford Capital Group	-	-	(54,171)	(5)	5	-	-	-

Share-based compensation	-	-	450,000	45	1,642,455	-	-	1,642,500

Share-based compensation - related party	-	-	198,540	20	724,651	-	-	724,671

Capital contribution - related party	-	-	-	-	51,079	-	-	51,079

Net change in unrealized gain on marketable securities	-	-	-	-	-	-	68,596	68,596

Net loss	-	-	-	-	-	(2,575,433)	-	(2,575,433)

Balance, December 31, 2014	-	$ -	12,636,436	$ 1,265	$ 2,623,734	$ (2,593,712)	$ (31,404)	$ (117)

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2014	April 19, 2013 (inception) through December 31, 2013

Cash flows from operating activities:
Net loss	$ (2,575,433)	$ (18,279)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	527	-
Stock-based compensation	1,642,500	-
Stock-based compensation - related party	724,671	1,000
Loss on marketable securities	138,462	-
Changes in operating assets and liabilities:
Deposit	-	(1,700)
Accounts payable and accrued liabilities	2,540	-
Accrued liabilities - related party	8,105	-
Net cash used in operating activities	(58,628)	(18,979)

Cash flows from investing activities:
Purchase of furniture and fixtures	(1,582)	-
Net cash used in investing activities	(1,582)	-

Cash flows from financing activities:
Advances from related party	(5,607)	31,839
Advances from note payable - related party	34,000	-
Proceeds from issuance of stock - related party	-	5,000
Proceeds from contribution capital - related party	51,079	749
Net cash provided by financing activities	79,472	37,588

Net increase in cash	19,262	18,609

Cash, beginning of period	18,609	-

Cash, end of period	$ 37,871	$ 18,609

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-cash investing and financing activities:
Common stock issued for purchase of assets	$ -	$ 200,000

The accompanying notes are an integral part of these consolidated financial statements.

BioAdaptives, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2014 and the Period

From Inception (April 19, 2013) through December 31, 2013

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

On September 1, 2014, the Company entered into a License Agreement (“Agreement”) with Ferris Holding, Inc. (“Ferris”). The Agreement gives the Company the right to use Ferris’s proprietary processes and trade secrets, including its stem cell enhancement products. In consideration for these rights, the Company agrees to pay Ferris a fee of 5% of the gross revenue for the products produced and sold by the Company or by way of sub-license pursuant to the rights granted under this Agreement. The initial term of the Agreement is twelve (12) months.

On September 1, 2014, the Company entered into a Sub-License Agreement (“Sub-License”) with Essence International, Ltd. (“Essence”). The Sub-License gives Essence the right to use proprietary processes and trade secrets, including its stem cell enhancement products which were obtained by the Company in the Agreement with Ferris. In consideration for the Sub-License, Essence agreed to pay the Company a royalty of 10% of the gross revenue for the products produced and sold by Essence pursuant to the rights granted under this Sub-License. The initial term of the Agreement is twelve (12) months

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, Blenders Choice Inc. All inter-company balances and transactions have been eliminated. The Company and its subsidiary will be collectively referred to herein as the “Company.”

Use of estimates – The preparation of consolidated financial statements in conformity with US GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company, and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimate

Cash and cash equivalents – Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. As of December 31, 2014, the Company has no cash equivalents.

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

BioAdaptives, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2014 and the Period

From Inception (April 19, 2013) through December 31, 2013

2.	SUMMARY OF SIGNIFICANT POLICIES – (CONTINUED)

Investment Securities – (continued)

entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Corporation. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.

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

Stock-based compensation – The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with BioAdaptives, Financial Accounting Standards Board (“FASB”) ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

BioAdaptives, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2014 and the Period

From Inception (April 19, 2013) through December 31, 2013

2.	SUMMARY OF SIGNIFICANT POLICIES – (CONTINUED)

Fair value of financial instruments –  As required by the Fair Value Measurements and Disclosures Topic of FASB ASC 820-10 (“ASC 820-10”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.. The three levels of the fair value hierarchy are as follows:

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

Pursuant to ASC 825, Financial Instruments, the fair value of cash, marketable securities and stock based compensation is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of cash, accounts receivables, accounts payable and accrued liabilities, and notes payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

BioAdaptives, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2014 and the Period

From Inception (April 19, 2013) through December 31, 2013

2.	SUMMARY OF SIGNIFICANT POLICIES – (CONTINUED)

Fair value of financial instruments – (continued)

stock of Hemp, Inc. (the “Hemp Shares”) owned by BioSwan. As a result of the Agreement, the Company recorded a loss on sale of marketable securities of $138,462 for year ended December 31, 2014.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of December 31, 2014.

Fair Value Measurements as of December 31, 2014 Using:

	Total Carrying Value as of 12/31/2014	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity Securities	$30,135	$30,135	$—	$—
Total	$30,135	$30,135	$—	$—

Equity securities at December 31, 2014, comprised 1,057,362 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $30,135 ($0.0285 per share).

Concentration of credit risk – Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of cash. The Company places its cash with financial institutions with high credit ratings..

Advertising costs - Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the year ended December 31, 2014 and the period from inception (April 19, 2013) through December 31, 2013.

Income taxes – The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more- likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

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

BioAdaptives, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2014 and the Period

From Inception (April 19, 2013) through December 31, 2013

2.	SUMMARY OF SIGNIFICANT POLICIES – (CONTINUED)

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Consolidated Financial Statements – Going Concern (Subtopic 205-40). ASU 2014-15 defines management’s responsibilities to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. The amendments in ASU 2014-15 will be effectively prospectively for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-15 for the year ended December 31, 2014

3.	GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $2,593,712 as of December 31, 2014. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

BioAdaptives, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2014 and the Period

From Inception (April 19, 2013) through December 31, 2013

3.	GOING CONCERN - (CONTINUED)

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of December 31, 2014, and December 31, 2013, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of December 31, 2014, there were 12,636,436 shares of the Company’s common stock issued and outstanding. As of December 31, 2013, 12,041,667 shares were issued and outstanding.

On May 8, 2014, Ferris Holding Inc. (“FHI”) agreed to the cancellation of 44,369 shares of the Company’s restricted common stock held by FHI, and Oxford Capital Group (“Oxford”), agreed to the cancellation of 54,171shares of the Company’s restricted common stock held by Oxford in connection with the spinout of the Company’s shares by Hemp, Inc. Subsequent to that cancellation, the Company’s Board of Directors determined that based on the substantial contributions that FHI has made to the Company’s initial development, it was in the best interest of the Company to issue to FHI 98,540 shares of the Company’s common stock valued at $359,671 ($3.65 per share). The shares were issued effective May 20, 2014.

Effective April 10, 2014, the Company’s Board of Directors approved the issuance of an aggregate of 550,000 shares of the Company’s restricted common stock valued at $2,007,500 ($3.65 per share) to five individuals who had been instrumental in helping establish the Company, providing services and valuable insight into strategy and plans. The shares were to be issued pursuant to restricted stock grant agreements which outlined certain provisions relating to tax treatment of the grants, restrictions on resale of the shares, and rights as a shareholder of the shares granted. As of the date of this Report, the Company had received executed agreements from all of the recipients of the shares. Included in the 550,000 shares of the Company’s restricted common stock approved on April 10, 2014 are 100,000 shares valued at $365,000 ($3.65 per share) issued to Gerald Epling, the Company’s Chairman of the Board of Directors.

During year ended December 31, 2014, Barry Epling, the Company’s Chairman of the Board of Directors, made a cash contribution to the Company of $51,079. During year ended December 31, 2013, the founding shareholder made a cash contribution to the Company of $749. These cash contributions were recorded as an increase in additional paid in capital.

5.     ADVANCES FROM FERRIS HOLDINGS, INC. – RELATED PARTY

Advances from Ferris Holding, Inc., the controlling shareholder of the Company, are non-interest bearing, unsecured and due on demand.

BioAdaptives, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2014 and the Period

From Inception (April 19, 2013) through December 31, 2013

6.     NOTE PAYABLES – RELATED PARTY

On April 23, 2014, June 4, 2014 and July 2, 2014, the Company entered into a loan agreements for principal of $6,000, $8,000 and $20,000, respectively, with Ferris Holding, Inc., the controlling shareholder of the Company. These loans bears interest of 4% per annum, are unsecured and are due one year after the issue date. Interest payable due to Ferris of $746 is included in accrued liabilities – related party on the consolidated balance sheet as of December 31, 2014.

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

On June 1, 2014, the Company entered into a rental agreement with Ferris for the corporate office. Monthly rent is $1,500. The term of the lease is month to month. During the year ended, the Company reported rent expense of $10,500 related to this rental agreement. At December 31, 2014, rent payable due to Ferris of $7,359 is included in accrued liabilities – related party on the consolidated balance sheet.

See Note 4 – Stockholders’ Equity

8.	SUBSEQUENT EVENTS

On February 6, 2015, BioAdaptives entered into an Employment Agreement (“Agreement’) with Christopher G. Hall to serve as BioAdaptives President, Chief Executive Officer, Chief Financial Officer and Secretary. The Agreement has a term of two years. Compensation paid includes 100,000 shares of common stock of the Company payable at the signing of the Agreement.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending December 31, 2014.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of April 15, 2015.

Name	Age	Principal Positions With Us
Christopher G. Hall	58	President, Chief Executive Officer, Chief Financial Officer, and Secretary
Barry Epling	63	Chairman of the Board of Directors

Biographical Information for Christopher G. Hall

Christopher G. Hall, Age 58, President, Chief Executive Officer, Chief Financial Officer and Secretary

Christopher G. Hall has been an executive within the nutraceutical products industry since 2006 and a serial entrepreneur for more than twenty years. He began his career in 1978 with AT&T as a finance and operations manager. With his deep experience in areas of communications, Mr. Hall has become a recognized industry leader having conducted speaking engagements at industry trade shows and conferences. He is an active member of several industry associations. Mr. Hall has worked extensively in entrepreneurship, primarily in the nutraceutical and technology space as a C-level executive since 1995 and has raised more than $30 million in investment capital for various enterprises. Mr. Hall is a graduate of University Southern California with a Bachelors degree in International Relations and he holds an MBA from the Anderson School of Management at the University of California, Los Angeles.

Biographical Information for Barry Epling

Barry Epling, Age 63, Chairman of the Board of Directors

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

Advisory Board

Name	Age	Principal Positions With Us
Dr. Jun Gu M.D., Ph.D.	49	Medical Advisor
Dr. Edward E. Jacobs Jr. M.D.	73	Medical Advisor
Dr. Antonina Nabokova M.D.	51	Medical Advisor

Dr. Jun Gu, Age 49, has extensive experience in laboratory toxicology work and is frequently called upon as an expert in toxicology and pharmacology. He received his medical degree (M.D.) in 1986 from the Second Military Medicine University in Shanghai, China and a Ph.D. in pharmacology from Shanghai Medical College at Fudan University in Shanghai, China in 1993.

Dr. Edward “Ted” Jacobs Jr., Age 73, has over 25 years’ experience in biopharmaceuticals and medical device equipment as well as 35 years of in-hospital and ambulatory patient care. He has led medical teams in the design and execution of preclinical and multi-center clinical trials of Phase 3 and submission of NDA/BLA. Dr. Jacobs maintains a position as senior consulting medical doctor at EnVivo Pharmaceuticals, Inc. in Watertown, MA. He holds a M.D. from Harvard Medical School (1966), and an A.B. from Princeton University (1962).

Dr. Antonina Nabokova M.D., Age 51, has over 11 years’ experience in clinical trials and managing development of clinical operations in areas such as psychiatry, orphan indication, and urology. Dr. Nabokova currently maintains an office as the head representative office of Harrison Clinical Research Deutschland GmbH, in Saint Petersburg, Russia. She holds an M.D. from Leningrad Medical University and also obtained a certificate in cardiology from Leningrad Medical University.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

None.

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

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing neither similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the board of directors can adequately perform the functions of such committees. Our Common Stock trades on the OTC Bulletin Board, which does not impose standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Christopher G. Hall, at the address appearing on the first page of this annual report.

Code of Ethics

As of December 31, 2014, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

During 2014, the following officer, director and members of our medical advisory board have received restricted stock awards as compensation for services. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive salary compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

The Company has no stock option, retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future.

The Company does not have a standing compensation committee, audit committee, nomination committee, or committees performing similar functions. We anticipate that we will form such committees of the Board of Directors once we have a full Board of Directors.

Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Option Awards	All Other Compensation	Total
Gerald Epling Former President, Chief Executive Officer, Chief Financial Officer and Director (1)	2014	$ Nil	$ Nil	$ 724,671	$ Nil	$ Nil	$ 724,671
Dr. Jun Gu M.D., Ph.D. Medical Advisor	2014	$ Nil	$ Nil	$ 547,500	$ Nil	$ Nil	$ 547,500
Dr. Antonia Nabokava Medical Advisor	2014	$ Nil	$ Nil	$ 365,000	$ Nil	$ Nil	$ 365,000
Dr. Edward E. Jacobs Jr. M.D. Medical Advisor	2014	$ Nil	$ Nil	$ 365,000	$ Nil	$ Nil	$ 365,000
(1)	Compensation includes 98,540 shares of common stock paid to Ferris Holdings Inc. on May 20, 2014 valued at $359,671 ($3.65 per share).

We have an employment agreement with our President, Chief Executive Officer, Chief Financial Officer, and Secretary, Christopher G. Hall for 100,000 shares of restricted stock, previously filed on Form 8-K on February 6, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2014, regarding the number of shares of Common Stock beneficially owned by (i) each person or entity known to us to own more than five percent of our Common Stock; (ii) each of our Named Executive Officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. The percentages are based on 12,736,436 total outstanding shares as of April 15, 2015.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class (2)
Common Stock	Barry Epling, Chairman of the Board of Directors (2)	10,041,667	79.5%
Common Stock	Ferris Holding Inc.(3)	10,041,667	79.5%
Common Stock	Christopher G. Hall, President, CEO, CFO, and Secretary	100,000	0%
All Officers and Directors As a Group (2 persons)		10,141,667	80.2%

More Than 5% Beneficial Owners:
Common Stock	Ferris Holding Inc. 2251 North Rampart Blvd, Las Vegas, NV 89128	10,041,667	79.5%

(1)	Except as otherwise indicated, the address of the stockholder is: 2251 North Rampart Blvd, Las Vegas, NV 89128.
(2)	Amount indicated includes 10,041,667 shares owned of record by Ferris Holding Inc., a company of which Mr. Barry Epling is the sole officer and director. Mr. Barry Epling owns no shares directly.
(3)	As noted above, Mr. Barry Epling is the sole director and officer of Ferris Holding Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Ferris Holding Inc.

As noted herein, Ferris Holding Inc. (“Ferris Holding”) is an entity that was founded and is managed by Barry Epling, who is the Chairman of the Board of Directors of BioAdaptives. Ferris entered into a product license agreement and a technology license agreement with BioAdaptives, pursuant to which, Ferris licensed to BioAdaptives certain rights to use Ferris’s technology and products. These agreements are discussed in more detail above in the section “License Agreements with Ferris Holding.”

Mr. Barry Epling invented the Agronifier technology and licensed it to Ferris Holding.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements:

Year Ended December 31,	Audit Services $	Audit Related Fees $	Tax Fees $	Other Fees $
2014	4,500	0	0	0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
4.1	Specimen Stock Certificate(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Current Report on Form 10 filed on May 3, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2015.

BioAdaptives, Inc.

/s/ Christopher G. Hall

Christopher G. Hall

President, Chief Executive Officer, Chief Financial Officer, and Secretary

(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BioAdaptives, Inc.

/s/ Christopher G. Hall

Christopher G. Hall

President, Chief Executive Officer, Chief Financial Officer, and Secretary

(Principal Executive Officer and Principal Financial Officer)

April 15, 2015

/s/ Barry Epling

Barry Epling

Chairman of the Board of Directors

April 15, 2015

