Form 10-Q
period 2015-03-31
BIOADAPTIVES, INC.
filed 2015-05-20
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

☐  Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

On May 20, 2015, 12,736,436 shares of the registrant's common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS

Current assets:
Cash	$2,754	$37,871
Deposit	1,700	1,700
Marketable securities	26,857	30,135
Total current assets	31,311	69,706

Furniture and Fixtures, net	923	1,055

Total assets	$32,234	$70,761

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$18,276	$2,540
Accrued liabilities - related party	13,309	8,105
Advance from Ferris Holding, Inc. - related party	25,479	26,233
Notes payable - related party	-	34,000
Total current liabilities	57,064	70,878

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized;
12,736,436 and 12,636,436 shares issued and outstanding
as of March 31, 2015 and December 31, 2014, respectively)	1,275	1,265
Additional paid-in capital	2,631,715	2,623,734
Deficit	(2,623,138)	(2,593,712)
Accumulated other comprehensive income (loss)	(34,682)	(31,404)
Total stockholders' deficit	(24,830)	(117)

Total liabilities and stockholders' deficit	$32,234	$70,761

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Revenue	$-	$-

Cost of sales	-	-

Gross Margin	-	-

Operating expenses:
Depreciation	132	-
General and administrative	12,607	6,128
Professional fees	16,531	2,258
Total operating expenses	29,270	8,386

Operating income (loss)	(29,270)	(8,386)

Other income (expenses)
Interest - related party	(156)	-
Total other income (expense)	(156)	-

Net loss	$(29,426)	$(8,386)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	(3,278)	80,000
Other comprehensive income (loss)	(3,278)	80,000

Comprehensive income (loss)	$(32,704)	$71,614

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	12,654,214	12,053,605

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Cash flows from operating activities:
Net loss	$(29,426)	$(8,386)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	132	-
Stock-based compensation - related party	7,990	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	15,737	1,318
Accrued liabilities - related party	5,204	-
Net cash used in operating activities	(363)	(7,068)

Cash flows from financing activities:
Payments to related party	(754)	-
Payments to note payable - related party	(34,000)	-
Net cash used by financing activities	(34,754)	-

Net change in cash	(35,117)	(7,068)

Cash, beginning of period	37,871	18,609

Cash, end of period	$2,754	$11,541

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Unrealized loss on investments in marketable securities	$3,278	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioAdaptives, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three months Ended March 31, 2015

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND HISTORY AND BASIS OF PRESENTATION

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

On September 1, 2014, the Company entered into a Sub-License Agreement (“Sub-License”) with Essence International, Ltd. (“Essence”). The Sub-License gives Essence the right to use proprietary processes and trade secrets, including its stem cell enhancement products which were obtained by the Company in the Agreement with Ferris. In consideration for the Sub-License, Essence agreed to pay the Company a royalty of 10% of the gross revenue for the products produced and sold by Essence pursuant to the rights granted under this Sub-License. The initial term of the Agreement is twelve (12) months

Basis of presentation- The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

2.	SUMMARY OF SIGNIFICANT POLICIES

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

On May 21, 2014, the Company entered into a Stock Sale and Purchase Agreement (the “Agreement”) with BioSwan, Inc., a Nevada corporation (“BioSwan”), pursuant to which, BioSwan agreed to purchase 200,000,000 shares of restricted stock of CleanPath Resources Corp., a Nevada corporation (the “CleanPath Shares”). BioSwan agreed to transfer to the Company, as payment for the CleanPath Shares, a total of 1,057,362 shares of restricted stock of Hemp, Inc. (the “Hemp Shares”) owned by BioSwan. As a result of the Agreement, the Company recorded a loss on sale of marketable securities of $138,462 forthe year ended December 31, 2014.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of March 31, 2015.

Fair Value Measurements as of March 31, 2015 Using:

	Total Carrying Value as of 3/31/2015	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity Securities	$26,857	$26,857	$—	$—
Total	$26,857	$26,857	$—	$—

Fair Value Measurements as December 31, 2014 Using:

	Total Carrying Value as of 3/31/2015	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity Securities	$30,315	$30,315	$—	$—
Total	$30,315	$30,315	$—	$—

Equity securities at March 31, 2015, were comprised of 1,057,362 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $26,857 ($0.0254 per share).

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $2,623,138 as of March 31, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.	ADVANCES FROM FERRIS HOLDINGS, INC. – RELATED PARTY

Advances from Ferris Holding, Inc., the controlling shareholder of the Company, may be non-interest bearing, unsecured and due on demand. As of March 31, 2015 and December 31, 2014, the Company had an advances from Ferris Holdings, Inc. – related party balance of $25,479 and $26,233.

5.	NOTE PAYABLES – RELATED PARTY

On April 23, 2014, June 4, 2014 and July 2, 2014, the Company entered into loan agreements for principal of $6,000, $8,000 and $20,000, respectively, with Ferris Holding, Inc., the controlling shareholder of the Company. These loans bear interest of 4% per annum, are unsecured and are due one year after the issue date. As of March 31, 2015 and December 31, 2014, the Company had a note payable - related party balance of $0 and $34,000. In the three months ended March 31, 2015, the Company paid the full principle balance of $34,000 and interest of $901, leaving a zero balance due. Pursuant to the notes payable - related party balance as of March 31, 2015 and December 31, 2014, the Company recorded an accrued interest payable balance of $0 and $746 which is included in our accrued liabilities – related party balance in our consolidated balance sheets.

6.	STOCKHOLDERS’EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of March 31, 2015, and December 31, 2014, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of March 31, 2015, there were 12,736,436 shares of the Company’s common stock issued and outstanding. As of December 31, 2014, 12,636,436 shares were issued and outstanding.

In the three months ended March 31, 2015, the Company issued 100,000 shares of common stock to its chief executive officer, Christopher G. Hall, as compensation for one year of services to be performed pursuant to an employment agreement dated February 6, 2015. The Company valued the 100,000 shares of common stock on the date of the agreement, $1.10 per share, which resulted in a total consideration of $110,050 which will be expensed throughout the two year term of the employment agreement. As of March 31, 2015, the Company expensed $7,990.

7.	RELATED PARTY TRANSACTIONS

On February 6, 2015, the Company entered into a two (2) year employment agreement with its chief executive officer, Christopher G. Hall, whereby the Company issued 100,000 shares of restricted common stock as compensation for two (2) years of executive services to be performed. In the three months ended March 31, 2015, the Company issued the 100,000 shares of restricted common stock to Christopher G. Hall. The shares were valued at the closing share price of $1.10 on the date of the agreement. This resulted in compensation expense of $110,050 being amortized over the two (2) year term of the employment agreement.

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

On June 1, 2014, the Company entered into a rental agreement with Ferris for the corporate office. Monthly rent is $1,500. The term of the lease is month to month. As of March 31, 2015 and December 31, 2014, the Company has a rent payable due to Ferris in the amount of $11,859 and $7,359 which is included in our accrued liabilities – related party balance in our consolidated balance sheets.

8.	SUBSEQUENT EVENTS

In May 2015, we received a demand letter arising from unpaid fees of $7,475 related to accounting services by a third party service provider related to services provided during the second quarter of 2015. The Company is disputing this amount.

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

On June 21, 2013, our former sole officer and director entered into a Share Purchase Agreement pursuant to which he sold an aggregate of 10,000,000 shares of the Company’s common stock to Ferris Holding Inc. (“FHI”) at a purchase price of $40,000. In the aggregate, these shares represented 100% of the Company’s issued and outstanding common stock. Effective upon the closing of the Share Purchase Agreement, our former sole officer and director owned no shares of the Company’s stock.

Additionally, on June 21, 2013, the Company accepted the resignations of our former sole officer and directoras the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. These resignations were in connection with the consummation of the Share Purchase Agreement with FHI, and were not the result of any disagreement with the Company on any matter relating to the Company's operations, policies, or practices. Effective as of the same date, to fill the vacancies created by our former sole officer and director's resignations, the Company elected and appointed Barry K. Epling as Chairman of the Board of Directors, and Gerald A. Epling, as President, Chief Executive Officer, Secretary, Chief Financial Officer and Member of the Board of Directors of the Company.

On September 24, 2013, the Board of Directors and majority stockholder of the Company approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company from APEX 8 Inc. to BioAdaptives, Inc. On September 25, 2013, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of Delaware to change the name of the Company to BioAdaptives, Inc

On July 14, 2014, the Company announced changes in its management. Gerald A. Epling, who had been serving as the Company's Chief Executive Officer, Chief Financial Officer and a Director, resigned from all positions. His resignation was in connection to pursue other interests, and was not the result of any disagreement with the Company on any matter relating to the Company's operations or practices. On that same day, the Company elected Barry Epling, who also serves as Chief Executive Officer, President and Director of Ferris Holding (FHI) to the positions vacated by Gerald Epling. As of the date of the event, FHI was the Company's controlling stockholder.

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

Discussion

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

2. Focus on the aging population of developed countries. The Company believes that the population growth in the aged population demographic presents a unique opportunity. The World Health Organization has stated that the population growth for those 60 years and older will more than double from 11% to over 22% between 2000 and 2050, with the absolute number of people aged 60 and over expected to increase from 605 million to 2 billion within the same period. Additionally, according to the World Health Organization, the number of people aged 80 years or older will quadruple to 395 million within the next 30 years. (Source: http://www.who.int/ageing/about/facts/en/. Paper copy on file with the Company.) (The URL of the World Health Organization website is included herein as an inactive textual reference. Information contained on, or accessible through, that website is not a part of, and is not incorporated by reference into, this Form 10-Q.)

3. Make strategic acquisitions. The Company plans to capitalize on the significant opportunities for consolidation available in the nutraceutical industry. The Company anticipates that it will seek acquisitions that serve to expand the Company's product brands, broaden its product offerings or facilitate entry into complementary distribution channels. As of the date of this Form 10-Q, the Company had not entered into any definitive agreements or negotiations relating to acquisitions.

4. Continue to develop new products and product extensions. The Company seeks to continue to develop and commercialize nutraceutical products and through this effort intends to develop new and innovative products. During 2014, Ferris Holding, Inc., a Nevada corporation (“Ferris”), rebranded NutraLoad™ and Bliss In A Bottle™, to PrimiCell© and PrimiLive© in an effort to keep a more consistent product naming convention going forward, and pursuant to the Product Agreement with Ferris, the Company continues to have the right to develop, market, and sell these products. Additionally, two new products were introduced for general use on a limited basis in the first quarter of 2015. Equine Regen™ and Equine Regen Plus™. Both have been tested extensively in the United States, Australia, Singapore, and Europe. The results of equine products have been favorable. The product comes with a higher cost, however, very cost effective when used by trainers and owners of performance horses. Thoroughbreds, polo ponies, cutting horses, barrel racers, and other competition horses have shown significant improvement in hooves, coat, mane, strength, speed, endurance, recovery, responsiveness, and several other areas which overall improvements has been attributed to the increase in stem cells in horses.

The Company expects two other products to be introduced in 2015 that are in late stage development. One of which is in late stage development and the other in late stage testing. PrimiTrim™ is a weight control product with many side benefits that add to overall wellness. Tests have shown consistent weight lose of between one and three pounds per week. The loss is not water weight and as a result, is more meaningful to the people using the product. The other product we expect in 2015 is an exercise product targeting those who do extreme work-outs and seek better results. One benefit of the product is that it helps the body process lactic acid more quickly, speeding recovery and allowing more strenuous work-outs. There are several other projected benefits but this product is in its early stage of testing and more studies need to be performed before we can confirm our expectations.

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

We can make no assurances that we will find commercial success in any of our products. We plan to rely upon our sales and licensing of our licensed Agronifier technology and direct and indirect sales of the P-3 and NutraLoad® products for revenues, neither of which have produced any significant revenue since our inception. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business during the first quarter compared to any quarter in fiscal 2014.

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

DEPENDENCE ON FERRIS HOLDING

We rely on our majority shareholder, FHI, to a great extent for support. While we have incurred losses since inception, our business was funded initially by FHI and by majority shareholder and our Chairman of the Board, Barry Epling. If we cannot achieve commercial success in our products, we will need to continue to rely on FHI for support. If FHI at any time decides to alter or change materially our arrangement, we could experience a material adverse effect on the Company.

RELIANCE ON KEY MANAGEMENT

The operation of the Company requires managerial and operational expertise. In particular, the Company is dependent upon the management and leadership skills of Christopher G. Hall, our President, Chief Executive Officer, Chief Financial Officer, Secretary, and Barry Epling, the Chairman of the Board. Additionally, the Company relies heavily upon the professional medical and scientific advice from its Advisory Board which includes Dr. Jun Gu M.D., Ph.D., Dr. Edward E. Jacobs Jr. M.D., and Dr. Antonina Nabokova, M.D. None of the key management employees has a long-term employment contract with the Company, and there can be no assurance that such individuals will remain with the Company. The failure of such key personnel to continue to be active in management could have a material adverse effect on the Company.

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

Appointment of Christopher G. Hall

On February 6, 2015, following the resignation of Barry Epling, the Company’s Board of Directors appointed Christopher G. Hall as the Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary.

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

Results of Operations for the three months ended March 31, 2015 and March 31, 2014

Our operating results are summarized as follows:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Revenue	$0	$0
Cost of sales	$0	$0
Operating expenses	$29,270	$8,386
Other income (expenses)	$(156)	$0
Net income (loss)	$(29,426)	$(8,386)

Revenues

The Company did not earn any revenues in the three months ended March 31, 2015 and 2014.

Operating Expenses

Our operating expenses are outlined in the table below:

	Three months ended March 31, 2015	Three months ended March 31, 2014
General and administrative	$4,617	$6,128
Depreciation	132	0
Stock-based compensation – services	0	0
Stock-based compensation – services - related party	7,990	0
Professional fees	16,531	2,258
Total	$29,270	$8,386

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

Stock-based compensation - related party has been paid to an officer of the Company pursuant to a two year employment agreement for services to be provided which will be instrumental in to the Company.

Other income (loss)

The Company recorded interest expense – related party of $156 and $0 for the three months ended March 31, 2015 and 2014.

Net income (loss)

As a result of our operating expenses the Company reported a net loss of ($29,426) and ($8,386) for the three months ended March 31, 2015 and 2014, respectively.

Comprehensive income (loss)

The Company reported an unrealized gain (loss) on marketable securities of ($3,278) and $80,000 for the three months ended March 31, 2015 and 2014.

On October 21, 2013, BioAdaptives entered into an Asset Purchase Agreement in which the Company received stock certificates for 200,000,000 shares of CleanPath Resources Corp. common stock with a quoted value of $200,000 ($0.001 per share). At March 31, 2014, the quoted value of CleanPath Resources Corp. common stock was $180,000 ($0.00009 per share) which resulted in other comprehensive gain of $80,000 for the three months ended March 31, 2014.

On May 21, 2014, the Company entered into a Stock Sale and Purchase Agreement (the “Agreement”) with BioSwan, Inc., a Nevada corporation (“BioSwan”), pursuant to which, BioSwan agreed to purchase 200,000,000 shares of restricted stock of CleanPath Resources Corp., a Nevada corporation (the “CleanPath Shares”). BioSwan agreed to transfer to the Company, as payment for the CleanPath Shares, a total of 1,057,362 shares of restricted stock of Hemp, Inc. (the “Hemp Shares”) owned by BioSwan. As a result of the Agreement, the Company recorded a loss on sale of marketable securities of $138,462 for year ended December 31, 2014. At March 31, 2015, the 1,057,362 common shares of Hemp, Inc. had a quoted value of $26,857 ($0.0254 per share) which resulted in other comprehensive loss of $3,278 for the three months ended March 31, 2015.

Liquidity and Capital Resources

Working Capital

March 31, 2015
Current Assets	$31,311
Current Liabilities	$57,065
Working Capital (Deficit)	$(25,754)

Cash Flows

For the three months ended March 31, 2015
Cash used in operating activities	$(363)
Cash used in investing activities	$(0)
Cash used by financing activities	$(34,754)
Increase (Decrease) in cash	$35,117

Cash Used In Operating Activities

Our net loss for the three months ended March 31, 2015, was the main contributing factor for our negative operating cash flow.

Cash from Financing Activities

As of March 31, 2015, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

At March 31, 2015, we had $2,754 of cash on-hand and a deficit of $2,623,138, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2014. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both USGAAP and SEC guidelines.

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

By:	/s/ Christopher G. Hall
Christopher G. Hall
President, Chief Executive Officer, Chief Financial Officer, Secretary
(Principal Executive Officer, Principal Financial Officer)

Date: May 20, 2015

By:	/s/ Barry Epling
Barry Epling
Chairman of the Board of Directors

Date: May 20, 2015

