Form 10-Q
period 2015-06-30
BIOADAPTIVES, INC.
filed 2015-08-21
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

☐  Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

000-54949

(Commission file number)

BioAdaptives Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2592228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1015 S. Cimarron Rd, Las Vegas NV	89145
(Address of principal executive offices)	(Zip Code)

(888) 280-0789
(Registrant’s telephone number, including area code)

(Former address: 1005 S. Cimarron Rd., Las Vegas NV 89145)

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

On June 30, 2015, 12,736,436 shares of the registrant's common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$12	$37,871
Deposit	$1,700	$1,700
Marketable securities	$10,574	$30,135
Total current assets	12,286	$69,706

Furniture and Fixtures, net	$791	$1,055

Total assets	$13,077	$70,761

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$63,671	$2,540
Accrued liabilities - related party	$17,262	$8,105
Advance from Ferris Holding, Inc. - related party	$68,895	$26,233
Notes payable - related party	-	$34,000
Total current liabilities	$149,828	$70,878

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 12,736,436 and 12,636,436 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	$1,275	$1,265
Additional paid-in capital	$2,645,434	$2,623,734
Deficit	$(2,732,495)	$(2,593,712)
Accumulated other comprehensive income (loss)	$(50,965)	$(31,404)
Total stockholders' deficit	$(136,751)	$(117)

Total liabilities and stockholders' deficit	$13,077	$70,761

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Revenue	$-	$-	$-	$-

Cost of sales	$-	$-	$-	$-

Gross Margin	$-	$-	$-	$-

Operating expenses:
Depreciation	$132	$132	$264	$132
General and administrative	$82,006	$10,244	$86,622	$16,372
Stock based compensations-services		$54,000		$54,000
Stock based compensations-services - related party	$13,719	$23,825	$21,710	$23,825
Professional fees	$13,500	$19,253	$30,031	$21,511
Total operating expenses	$109,357	$107,454	$138,627	$115,840

Operating income (loss)	$(109,357)	$(107,454)	$(138,627)	$(115,840)

Other income (expenses)
Interest - related party		$-	$(156)	$-
Loss on sale of marketable securities		$(138,462)		$(138,462)
Total other income (expense)	$-	$(138,462)	$(156)	$(138,462)

Net loss	$(109,357)	$(245,916)	$(138,783)	$(254,302)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	$(16,283)	$(106)	$(19,561)	$(106)
Other comprehensive income (loss)	$(16,283)	$(106)	$(19,561)	$(106)

Comprehensive income (loss)	$(125,640)	$(246,022)	$(158,344)	$(254,408)

Basic loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Basic weighted average common shares outstanding	12,654,214	12,654,214	12,654,214	12,310,253

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014

Operating activities:
Net loss	$(138,783)	$(254,302)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	$264	$132
Stock-based compensation	$-	$54,000
Stock-based compensation - related party	$21,710	$23,825
Loss on marketable securities		$138,462
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities – related party	$115,650	$11,315
Net cash used in operating activities	$(1,159)	$(26,568)

Investing activities:
Purchase of Equipment	$-	$(1,583)
Net cash used in investing activities	$-	$(1,583)

Financing activities:
Payment on advances from related party	$(2,700)	$17,000
Principal payments on related party debt	$(34,000)

Net cash used in financing activities	$(36,700)	$17,000

Net change in cash	$(37,859)	$(11,151)

Cash, beginning of period	$37,871	$18,609

Cash, end of period	$12	$7,458

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Unrealized gain (loss) on marketable securities	$(19,561)	$(106)

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

On September 11, 2013, BioAdaptives incorporated Blenders Choice Inc (“Blenders”) in Nevada. Blenders is a 100% owned subsidiary and was created as a separate sales and marketing organization. BioAdaptives has elected to manage its sales through independent distributors and has suspended operations of Blenders Choice.

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

On September 1, 2014, the Company entered into a Sub-License Agreement (“Sub-License”) with Essence International, Ltd. (“Essence”). The Sub-License gives Essence the right to use proprietary processes and trade secrets, including its stem cell enhancement products which were obtained by the Company in the Agreement with Ferris. In consideration for the Sub-License, Essence agreed to pay the Company a royalty of 10% of the gross revenue for the products produced and sold by Essence pursuant to the rights granted under this Sub-License. The initial term of the Agreement is twelve (12) months

Basis of presentation – The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

2.	SUMMARY OF SIGNIFICANT POLICIES

Investment Securities – Equity securities are classified as available for sale and are stated at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. All available for sale securities are classified as current assets as they are available to support the Company's current operating needs in the next 12 months. Realized gains and losses on the sale of investment securities are recognized at the settlement date using the specific identification method and are included in the statements of operations.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of June 30, 2015.

Fair Value Measurements as of June 30, 2015 Using:

	Total Carrying Value as of 6/30/2015	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity Securities	$10,574	$10,574	$—	$—
Total	$10,574	$10,574	$—	$—

Equity securities at June 30, 2015, were comprised of 1,057,362 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $10,574 ($0.01 per share).

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $2,732,495 as of June 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.	RELATED PARTY TRANSACTIONS

Advances from Ferris Holding, Inc., the controlling shareholder of the Company, may be non-interest bearing, unsecured and due on demand. As of June 30, 2015 and December 31, 2014, the Company had advances from Ferris Holdings, Inc. – related party balance of $68,895 and $26, 233, respectively.

On April 23, 2014, June 4, 2014 and July 2, 2014, the Company entered into loan agreements for principal of $6,000, $8,000 and $20,000, respectively, with Ferris Holding, Inc., the controlling shareholder of the Company. These loans bear interest of 4% per annum, are unsecured and are due one year after the issue date. As of June 30, 2015 and December 31, 2014, the Company had a note payable - related party balance of $0 and $34,000. In the six months ended June 30, 2015, the Company paid the full principle balance of $34,000 and interest of $901, leaving a zero balance due. Pursuant to the notes payable - related party balance as of June 30, 2015 and December 31, 2014, the Company recorded an accrued interest payable balance of $0 and $746 which is included in our accrued liabilities – related party balance in our consolidated balance sheets.

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

On June 1, 2014, the Company entered into a rental agreement with Ferris for the corporate office. Monthly rent is $1,500. The term of the lease is month to month. As of June 30 31, 2015 and December 31, 2014, the Company has a rent payable due to Ferris in the amount of $17,262 and $8,105, which is included in our accrued liabilities – related party balance in our consolidated balance sheets.

5.	STOCKHOLDERS’EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of March 31, 2015, and December 31, 2014, no shares of preferred stock had been issued.

Common Stock – The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of June 30, 2015, there were 12,736,436 shares of the Company’s common stock issued and outstanding. As of December 31, 2014, 12,636,436 shares were issued and outstanding.

In the six months ended June 30, 2015, the Company issued 100,000 shares of common stock to its chief executive officer, Christopher G. Hall, as compensation for two year of services to be performed pursuant to an employment agreement dated February 6, 2015. The Company valued the 100,000 shares of common stock on the date of the agreement, $1.10 per share, which resulted in a total consideration of $110,050 which will be expensed throughout the two year term of the employment agreement. As of June 30, 2015, the Company expensed $21,710.

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

Additionally, on June 21, 2013, the Company accepted the resignations of our former sole officer and directors the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. These resignations were in connection with the consummation of the Share Purchase Agreement with FHI, and were not the result of any disagreement with the Company on any matter relating to the Company's operations, policies, or practices. Effective as of the same date, to fill the vacancies created by our former sole officer and director's resignations, the Company elected and appointed Barry K. Epling as Chairman of the Board of Directors, and Gerald A. Epling, as President, Chief Executive Officer, Secretary, Chief Financial Officer and Member of the Board of Directors of the Company.

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

RELIANCE ON KEY MANAGEMENT

The operation of the Company requires managerial and operational expertise. In particular, the Company is dependent upon the management and leadership skills of Christopher G. Hall, our President, Chief Executive Officer, Chief Financial Officer, Secretary , and Barry Epling, the Chairman of the Board. Additionally, the Company relies heavily upon the professional medical and scientific advice from its Advisory Board which includes Dr. Jun Gu M.D., Ph.D., Dr. Edward E. Jacobs Jr. M.D., and Dr. Antonina Nabokova, M.D. None of the key management employees has a long-term employment contract with the Company, and there can be no assurance that such individuals will remain with the Company. The failure of such key personnel to continue to be active in management could have a material adverse effect on the Company.

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

Appointment of Christopher G. Hall

On February 6, 2015, following the resignation of Barry Epling, the Company’s Board of Directors appointed Christopher G. Hall as the Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary .

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

Results of Operations for the three months and six months ended June 30 , 2015 and June 30, 2014

Through the periods ending June 30, 2015 and June 30, 2014, respectively, our operations continue to consist of primarily product research, development and testing. Sales are expected to commence in the third quarter of 2015, however there were no sales in the prior six months or in the same period in 2014. Our operation expenses in 2015 were slightly higher, primarily due to the market research and planning agreement we formed with Total Spectrum Advertising. Our Net Loss is lower for the period primarily due to a reduction in Other income losses associated with the sale of marketable securities in 2014.

Our operating results are summarized as follows:

	Three months ended June 30, 2015	Three months ended June 30, 2014
Revenue	$0	$0
Cost of sales	$0	$0
Operating expenses	$109,357	$107,454
Other income (expenses)	$0	$(138,462)
Net income (loss)	$(109,357)	$(245,916)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Revenue	$0	$0
Cost of sales	$0	$0
Operating expenses	$138,627	$115,840
Other income (expenses)	$(156)	$(138,627)
Net income (loss)	$(138,783)	$(138,627)

Revenues

The Company did not earn any revenues in the three months and six ended June 30, 2015 and 2014.

Operating Expenses

Our General & Administrative expenses increased in the quarter and six months ending June 30, 2015 due to marketing expenses, in advance of the launch of our sales campaign. Our stock-based compensation was zero in both the 3 and 6 month periods of 2015, as we have paid cash for the marketing efforts through a Note Payable with a related Party. We continue to expense the stock-based compensation for our President, Christopher G. Hall. We have also reduced our dependence on outside professionals to support our accounting process, which has resulted in a decrease in Professional Fees, in the three month ending June 30, 2015, compared to the three months ending June 30, 2014. Over the 6 month period, our Professional services costs are higher associated with an increase in Professional fees for our 2014 year end audit.

Our operating expenses are outlined in the table below:

	Three months ended June 30, 2015	Three months ended June 30, 2014
General and administrative	$82,006	$10,244
Depreciation	132	132
Stock-based compensation – services	0	54,000
Stock-based compensation – services - related party	13,719	23,825
Professional fees	13,500	19,253
Total	$109,357	$107,454

	Six months ended June 30, 2015	Six months ended June 30, 2014
General and administrative	$86,622	$16,372
Depreciation	264	132
Stock-based compensation – services	0	54,000
Stock-based compensation – services - related party	21,710	23,825
Professional fees	30,031	21,511
Total	$138,627	$115,840

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

Other income (loss)

The Company recorded interest expense – related party of $0 and $156 for the three months ended June 30, 2015 and June 30, 2014.

Net income (loss)

As a result of our operating expenses the Company reported a net loss of ($109,357) and ($245,916) for the three months ended June 30 ,2015 and 2014, respectively.

Comprehensive income (loss)

The Company reported an unrealized gain (loss) on marketable securities of ($16,283) and $106 for the three months ended June 30, 2015 and 2014.

Liquidity and Capital Resources

Working Capital

June 30, 2015
Current Assets	$12,286
Current Liabilities	$149,828
Working Capital (Deficit)	$(137,542)

Cash Flows

For the six months ended June 30, 2015
Cash used in operating activities	$(1,159)
Cash used in investing activities	$-
Cash used by financing activities	$(36,700)
Increase (Decrease) in cash	$(37,859)

Cash Used In Operating Activities

Our net loss for the three months ended June 30, 2015, was the main contributing factor for our negative operating cash flow.

Cash from Financing Activities

As of June 30, 2015, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

At June 30 , 2015, we had $12 of cash on-hand and a deficit of $2,732,495, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of June 30, 2015. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 60, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen Stock Certificate (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Current Report on Form 10 filed on May 3, 2013

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Christopher G. Hall
Christopher G. Hall
President, Chief Executive Officer, Chief Financial Officer, Secretary
(Principal Executive Officer, Principal Financial Officer)

Date: August 21, 2015

By:	/s/ Barry Epling
Barry Epling
Chairman of the Board of Directors

Date: August 21, 2015

