Form 10-Q
period 2015-09-30
BIOADAPTIVES, INC.
filed 2015-11-23
CIK 1575142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

On September 30, 2015, 12,736,436 shares of the registrant's common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOADAPTIVES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash	$162	$37,871
Deposit	1,700	1,700
Marketable securities	5,498	30,135
Total Current Assets	7,360	69,706

Furniture and Fixtures, net	659	1,055

TOTAL ASSETS	$8,019	$70,761

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	34,071	2,540
Accrued liabilities - related party	21,762	8,105
Advance from Ferris Holding, Inc. - related party	120,286	26,233
Notes payable - related party	-	34,000
Total Current Liabilities	176,119	70,878

Total Liabilities	176,119	70,878

Stockholders' Deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 12,736,436 and 12,636,436 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	1,275	1,265
Additional paid-in capital	2,659,301	2,623,734
Accumulated other comprehensive income (loss)	(56,041)	(31,404)
Accumulated deficit	(2,772,635)	(2,593,712)
Total Stockholders' Deficit	(168,100)	(117)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,019	$70,761

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross Margin	-	-	-	-

Operating Expenses
Depreciation	132	264	396	395
General and administrative	20,278	3,949	106,900	20,321
Stock based compensations-services	-	-	-	54,000
Stock based compensations-services - related party	13,867	-	35,577	23,825
Professional fees	5,863	18,060	35,894	39,571
Total Operating Expenses	40,140	22,273	178,767	138,112

Operating Income (loss)	(40,140)	(22,273)	(178,767)	(138,112)

Other Income (Expense)
Other income	-	200	-	200
Interest - related party	-	(406)	(156)	(406)
Loss on sale of marketable securities	-	-	-	(138,462)
Total Other Income (Expense)	-	(206)	(156)	(138,668)

Net Loss	$(40,140)	$(22,479)	$(178,923)	$(276,780)

Other Comprehensive Income (Loss), net of tax
Unrealized gain (loss) on marketable securities	(5,076)	(29,077)	(24,637)	(29,183)
Other Comprehensive Income (Loss)	(5,076)	(29,077)	(24,637)	(29,183)

Comprehensive income (loss)	(45,216)	(51,556)	(203,560)	(305,963)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding: Basic and Diluted	12,736,436	12,636,436	12,723,246	12,422,356

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(178,923)	$(276,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	396	395
Stock-based compensation	-	54,000
Stock-based compensation - related party	35,577	23,825
Loss on marketable securities	-	138,462
Changes in operating assets and liabilities:
Prepaid expenses	-	(25,540)
Accounts payable and accrued liabilities – related party	141,941	18,446
Deferred revenue	-	51,079
Net Cash Used in Operating Activities	(1,009)	(16,113)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	-	(1,583)
Net cash used in Investing Activities	-	(1,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on advances from related party	(2,700)	3,000
Note payable - related party	-	34,000
Principal payments on related party debt	(34,000)	-
Net cash provided by (used in) Financing Activities	(36,700)	37,000

Net change in cash	(37,709)	19,304
Cash at beginning of period	37,871	18,609
Cash at end of period	$162	$37,913

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioAdaptives, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For the Nine Months Ended September 30, 2015
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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of September 30, 2015.

Fair Value Measurements as of September 30, 2015 Using:

	Total Carrying Value as of 9/30/2015	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Equity Securities	$5,498	$5,498	$-	$-
Total	$5,498	$5,498	$-	$-

Equity securities at September 30, 2015, were comprised of 105,736 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $5,498 ($0.052 per share).

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $2,772,635 as of September 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.	RELATED PARTY TRANSACTIONS

Advances from Ferris Holding, Inc., the controlling shareholder of the Company, may be non-interest bearing, unsecured and due on demand. As of September 30, 2015 and December 31, 2014, the Company had advances from Ferris Holdings, Inc. – related party balance of $120,286 and $26, 233, respectively.

On April 23, 2014, June 4, 2014 and July 2, 2014, the Company entered into loan agreements for principal of $6,000, $8,000 and $20,000, respectively, with Ferris Holding, Inc., the controlling shareholder of the Company. These loans bear interest of 4% per annum, are unsecured and are due one year after the issue date. As of September 30, 2015 and December 31, 2014, the Company had a note payable - related party balance of $0 and $34,000. In the nine months ended September 30, 2015, the Company paid the full principle balance of $34,000 and interest of $901, leaving a zero balance due. Pursuant to the notes payable - related party balance as of September 30, 2015 and December 31, 2014, the Company recorded an accrued interest payable balance of $0 and $746 which is included in our accrued liabilities – related party balance in our consolidated balance sheets.

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

On June 1, 2014, the Company entered into a rental agreement with Ferris for the corporate office. Monthly rent is $1,500. The term of the lease is month to month. As of September 30, 2015 and December 31, 2014, the Company has a rent payable due to Ferris in the amount of $21,762 and $7,359, which is included in our accrued liabilities – related party balance in our consolidated balance sheets.

5.	STOCKHOLDERS’EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of September 30, 2015, and December 31, 2014, no shares of preferred stock had been issued.

Common Stock – The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of September 30, 2015, there were 12,736,436 shares of the Company’s common stock issued and outstanding. As of December 31, 2014, 12,636,436 shares were issued and outstanding.

In the nine months ended September 30, 2015, the Company issued 100,000 shares of common stock to its chief executive officer, Christopher G. Hall, as compensation for two year of services to be performed pursuant to an employment agreement dated February 6, 2015. The Company valued the 100,000 shares of common stock on the date of the agreement, $1.10 per share, which resulted in a total consideration of $110,050 which will be expensed throughout the two year term of the employment agreement. As of September 30, 2015, the Company expensed $35,577.

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

According to Euromonitor International’s report on Vitamins and Dietary Supplements in the US, dated April 2013 (copy on file with the Company), as of early 2013 there were six companies which controlled more than 2% each of the market, with the largest controlling 6%. Together this group controlled approximately 22.4% of the US market. According to the Euromonitor report, another 28 companies controlled approximately 24% of the market. This leaves approximately 53.6% of the market controlled by very small independent companies. The market is extremely competitive for similar products with over one hundred companies competing for market share.

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

Total Spectrum Advertising Agreement

On April 29, 2015 the Company entered into a marketing development agreement with Total Spectrum Advertising of Orange, CA to prepare a preliminary marketing research plan for select Bioadaptives products, at a cost of $22,500. The initial results of that report were received July 1, 2015. This analysis significant helped the company to focus the marketing direction for several new products. Based on those findings, the company has further retained Total Spectrum Advertising for the cost of an additional $40,000 to create, position and package the new products, along with some market testing of the products. This phase is expected to be complete by year end.

Results of Operations for the three and nine months ended September 30, 2015 and 2014

Through the periods ended September 30, 2015 and 2014, respectively, our operations continue to consist of primarily product research, development and testing. Sales are expected to commence in the third quarter of 2015, however there were no sales in the prior nine months or in the same period in 2014. Our operation expenses in 2015 were higher, primarily due to the market research and planning agreement we formed with Total Spectrum Advertising. Our Net Loss is lower for the period primarily due to a reduction in Other income expenses associated with the sale of marketable securities in 2014.

Our operating results are summarized as follows:

	Three Months Ended September 30,
	2015	2014
Revenue	$-	$-
Cost of sales	$-	$-
Operating expenses	$40,140	$22,273
Other income (expenses)	$-	$(206)
Net loss	$(40,140)	$(22,479)

	Nine Months Ended September 30,
	2015	2014
Revenue	$-	$-
Cost of sales	$-	$-
Operating expenses	$178,767	$138,112
Other income (expenses)	$(156)	$(138,668)
Net loss	$(178,923)	$(276,780)

Revenues

The Company did not earn any revenues in the three and nine months ended September 30, 2015 and 2014.

Operating Expenses

Our general and administrative expenses increased in the three and nine months ending September 30, 2015 due to marketing expenses, in advance of the launch of our sales campaign. Our stock-based compensation to third parties was zero in both the three and nine month periods of 2015, as we have paid cash for the marketing efforts through a Note Payable with a related Party. We continue to expense the stock-based compensation for our President, Christopher G. Hall. We have also reduced our dependence on outside professionals to support our accounting process, which has resulted in a decrease in Professional Fees, in the three months ending September 30, 2015, compared to the three months ending September 30, 2014. Over the nine month periods, our Professional services costs are higher associated with an increase in costs associated with the marketing plan development for new products..

Our operating expenses are outlined in the table below:

	Three Months Ended September 30,
	2015	2014
General and administrative	$20,278	$3,949
Depreciation	132	264
Stock-based compensation – services	-	-
Stock-based compensation – services - related party	13,867	-
Professional fees	5,863	18,060
Total	$40,140	$22,273

	Nine Months Ended September 30,
	2015	2014
General and administrative	$106,900	$20,321
Depreciation	396	395
Stock-based compensation – services	-	54,000
Stock-based compensation – services - related party	35,577	23,825
Professional fees	35,894	39,571
Total	$178,767	$138,112

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

Other income (expense)

The Company recorded interest expense – related party of $0 and $406 for the three months ended September 30, 2015 and 2014 and $156 and $406 for the nine months ended September 30, 2015 and 2014, respectively. The Company recorded interest income of $0 and $200 for the three and nine months ended September 30, 2015 and 2014, respectively. The Company recorded loss on sale of marketable securities of $0 and $0 for the three months ended September 30, 2015 and 2014 and $0 and $138,462 for the nine months ended September 30, 2015 and 2014, respectively.

Net loss

As a result of our operating expenses the Company reported a net loss of $40,140 and 22,479 for the three months ended September 30 ,2015 and 2014 and $178,923 and $276,780 for the nine months ended September 30, 2015 and 2014, respectively.

Comprehensive income (loss)

The Company reported an unrealized loss on marketable securities of $5,076 and $29,077 for the three months ended September 30, 2015 and 2014 and $24,637 and $29,183 for the nine months ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Working Capital

	September 30, 2015	December 31, 2014
Current Assets	$7,360	$69,706
Current Liabilities	$176,119	$70,878
Working Capital (Deficiency)	$(168,759)	$(1,172)

Cash Flows

	Nine Months Ended September 30,
	2015	2014
Cash Flows Used In Operating Activities	$(1,009)	$(16,113)
Cash Flows Used In Investing Activities	$-	(1,583)
Cash Flows Provided By (Used In) From Financing Activities	$(36,700)	$37,000
Net Increase (Decrease) In Cash During Period	$(37,709)	$19,304

Cash Used In Operating Activities

Our net loss for the nine months ended September 30, 2015, was the main contributing factor for our negative operating cash flow.

Cash from Financing Activities

As of September 30, 2015, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

At September 30 , 2015, we had $162 of cash on-hand and a deficit of $2,772,635, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of September 30, 2015. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Recently Issued Accounting Pronouncements

The Company has evaluated recent pronouncements through Accounting Standards Updates (“ASU”) 2015-16 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both USGAAP and SEC guidelines.

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

Date: November __, 2015

By:	/s/ Barry Epling
Barry Epling
Chairman of the Board of Directors

Date: November __, 2015