Form 10-K
period 2015-12-31
BIOADAPTIVES, INC.
filed 2016-04-14
CIK 1575142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 12,736,436 as of April 14, 2016.

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

The Company introduced two other products in 2015. One of which is PrimiTrim™,a weight control product with many side benefits that add to overall wellness. Tests have shown consistent weight loss of between one and three pounds per week. The loss is not water weight and as a result, is more meaningful to the people using the product. The other produce expects is an exercise product targeting those who do extreme work-outs and seek better results. One benefit of the product is that it helps the body process lactic acid more quickly, speeding recovery and allowing more strenuous work-outs.

The company retained Total Spectrum Advertising in May 2015 to develop marketing plans for our current line of products. These plans are proceeding well. During the market assessment phase of the planning process, the Company identified a large opportunity for pet related nutraceutical products. We commenced development of a product for dogs, which we expect to introduce in 2016.

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

Employees

As of April 14, 2016, the Company had 1 full-time employee and no part-time employees. The company uses competent outside contractors to complete research and manufacture products. Management believes that our relationship with our employees and contractors is good.

Item 1A. Risk Factors

We are not require to provide this information as we are a smaller reporting company.

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

Year	High	Low
Fiscal 2015 (ended December 31, 2015)
First Quarter	$2.70	$0.35
Second Quarter	$0.99	$0.61
Third Quarter	$1.01	$0.25
Fourth Quarter	$0.68	$0.05

For information on shareholders who will own 5% or more of our common stock following the distribution, as well as the ownership of our officers and directors, please see “Security Ownership of Certain Beneficial Owners and Management”.

Holders of Our Common Stock

The Company has approximately 161 holders of record of our common stock.

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

Results of Operations for the Years Ended December 31, 2015 and December 31, 2014

Our operating results for the years ended December 31, 2015 and December 31, 2014 are summarized as follows:

	Year Ended December 31,
	2015	2014	Change
Revenue	$-	$-	-
Cost of sales	$-	$-	-
Operating expenses	$227,276	$2,436,425	(2,209,149)
Other income (expenses)	$(156)	$(139,008)	138,852
Net income (loss)	$(227,432)	$(2,575,433)	2,348,001

Revenues

During fiscal 2015 and 2014, we reported $0 in revenue from licensing fees received under a Sub-License Agreement (“Sub-License”) with Essence International, Ltd. (“Essence”). Our Chairman, Barry Epling, is the Chief Executive Officer and shareholder of Essence. Under the Sub-License the Company may earn a royalty of 10% of the gross revenue for the products produced and sold by Essence pursuant to the rights granted under this Sub-License. We expect licensing fees to come primarily from PrimiCell, Equine Regen, and Equine Regen Plus products.

Operating Expenses

Our expenses for the periods ended December 31, 2015 and December 31, 2014 are outlined in the table below:

	Year Ended December 31,
	2015	2014	Change
General and administrative	$116,336	$24,863	91,473
Stock-based compensation – services	-	1,642,500	(1,642,500)
Stock-based compensation – services - related party	49,692	724,671	(674,979)
Professional fees	60,720	43,864	16,856
Depreciation	528	527	1
Total	$227,276	$2,436,425	(2,209,149)

Our operating expenses were largely attributable to office, rent, professional fees, and stock-based compensation related to our reporting requirements as a public company.

Operating expenses decreased by $2,209,149, from $2,436,425 for the year ended December 31, 2014 to $227,276 for the year ended December 31, 2015. Primarily, the difference is attributable to a decrease in stock based expense of approximately $2,317,000 partially offset by an increase in general and administrative expenses of approximately $91,000.

We anticipate that we will incur approximately $30,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Net Loss

As a result of our operating expenses and other expense the Company reported a net loss for the year ended December 31, 2015 of $227,432 (December 31, 2014 - $2,575,433).

Comprehensive income (loss)

On May 21, 2014, the Company entered into a Stock Sale and Purchase Agreement (the “Agreement”) with BioSwan, Inc., a Nevada corporation (“BioSwan”), pursuant to which, BioSwan agreed to purchase 200,000,000 shares of restricted stock of CleanPath Resources Corp., a Nevada corporation (the “CleanPath Shares”). BioSwan agreed to transfer to the Company, as payment for the CleanPath Shares, a total of 1,057,362 shares of restricted stock of Hemp, Inc. (the “Hemp Shares”) owned by BioSwan. As a result of the Agreement, the Company recorded a loss on sale of marketable securities of $138,462 for year ended December 31, 2014. On July 31, 2015, the total of 1,057,362 Hemp Shares changed to 105,736 shares due to the 10 for 1 reverse split.

At December 31, 2015 and 2014, the quoted value of Hemp Shares, market securities was $4,864 and $30,135 ($0.046 and $0.0285 per share) resulting in other comprehensive loss of $25,271 and other comprehensive income of $68,596 for the year ended December 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Working Capital

	December 31, 2015	December 31, 2014	Change
Current Assets	$6,663	$69,706	(63,043)
Current Liabilities	$210,564	$70,878	139,686
Working Capital (Deficiency)	$(203,901)	$(1,172)	(202,729)

Cash Flows

	Year Ended December 31,
	2015	2014	Change
Cash Flows From (Used In) Operating Activities	$(72)	$(58,628)	58,556
Cash Flows Used In Investing Activities	$-	(1,582)	1,582
Cash Flows From Financing Activities	$(37,700)	$79,472	(117,172)
Net Increase (Decrease) In Cash During Period	$(37,772)	$19,262	(57,034)

Cash Used In Operating Activities

Our net loss for the year ended December 31, 2015 and 2014 was the main contributing factor for our negative operating cash flow.

Cash Used In Investing Activities

The Company used $0 and $1,582 of cash for investing activities during the year ended December 31, 2015 and 2014, respectively. The Company purchases $1,582 of furniture and fixture for the year ended December 31, 2014.

Cash from Financing Activities

Cash flows used in financing activities during the year ended December 31, 2015 was $37,700 and Cash flows provided by financing activities during the year ended December 31, 2014 was $79,472. The Company repaid the note payable of $35,000 and advances from related party of $2,700 for the year ended December 31, 2015.The Company received capital contribution and advances from our majority shareholder of $79,472 for the year ended December 31, 2014.

As of December 31, 2015, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

At December 31, 2015, we had $99 of cash on-hand and an accumulated deficit of $2,821,144, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2015. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases.  This ASU is based on the principle that entities should recognize assets and liabilities arising from leases.  The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard.  Leases are classified as finance or operating.  The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements.  Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less.  Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard.  In addition, the ASU expands the disclosure requirements of lease arrangements.  Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients.  The effective date will be the first quarter of fiscal year 2020 with early adoption permitted.  Management continues to assess the overall impact the adoption of ASU 2016-02 will have on the Company’s financial statements.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement –Period Adjustments.” Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting this guidance.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2017. The Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

Reports of Independent Registered Public Accounting Firms;
Consolidated Balance Sheets as of December 31, 2015 and 2014;
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015 and 2014
Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
BioAdaptives, Inc.

We have audited the accompanying consolidated balance sheet of BioAdaptives, Inc. (the "Company") as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 14, 2016

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

/s/Anton & Chia, LLP

Newport Beach, CA

April 15, 2015

BIOADAPTIVES, INC.
 CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash	$99	$37,871
Deposit	1,700	1,700
Marketable securities	4,864	30,135
Total Current Assets	6,663	69,706

Furniture and Fixtures, net	527	1,055

TOTAL ASSETS	$7,190	$70,761

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$34,354	$2,540
Accrued liabilities - related party	25,361	8,105
Advance from Ferris Holding, Inc. - related party	150,849	26,233
Notes payable - related party	-	34,000
Total Current Liabilities	210,564	70,878

Total Liabilities	210,564	70,878

Stockholders' Deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 12,736,436 and 12,636,436 shares issued and outstanding as of December 31, 2015 and 2014, respectively)	1,275	1,265
Additional paid-in capital	2,673,170	2,623,734
Accumulated other comprehensive income (loss)	(56,675)	(31,404)
Accumulated deficit	(2,821,144)	(2,593,712)
Total Stockholders' Deficit	(203,374)	(117)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,190	$70,761

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.
CONSOLIDATED STATEMENTS
 OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2015	2014

Revenues	$-	$-
Cost of revenue	-	-
Gross Margin	-	-

Operating Expenses
Depreciation	528	527
General and administrative	166,028	2,392,034
Professional fees	60,720	43,864
Total Operating Expenses	227,276	2,436,425

Operating Income (loss)	(227,276)	(2,436,425)

Other Income (Expense)
Other income	-	200
Interest - related party	(156)	(746)
Loss on sale of marketable securities	-	(138,462)
Total Other Income (Expense)	(156)	(139,008)

Net Loss	$(227,432)	$(2,575,433)

Other Comprehensive Income (Loss), net of tax
Unrealized gain (loss) on marketable securities	(25,271)	68,596
Other Comprehensive Income (Loss)	(25,271)	68,596

Comprehensive income (loss)	(252,703)	(2,506,837)

Net Loss Per Share: Basic and Diluted	$(0.02)	$(0.21)

Weighted Average Number of Shares Outstanding: Basic and Diluted	12,726,576	12,474,687

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional		Accumulated Other
	Preferred stock		Common stock		paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	capital	Deficit	Income (Loss)	Total

Balance, December 31, 2013	-	$-	12,041,667	$1,204	$205,545	$(18,279)	$(100,000)	$88,470

Shares issued due to rounding	-	-	44,769	5	(5)	-	-	-
Shares cancelled - Ferris Holding, Inc., related party	-	-	(44,369)	(4)	4	-	-	-
Shares cancelled - Oxford Capital Group	-	-	(54,171)	(5)	5	-	-	-
Share-based compensation	-	-	450,000	45	1,642,455	-	-	1,642,500
Share-based compensation - related party	-	-	198,540	20	724,651	-	-	724,671
Capital contribution - related party	-	-	-	-	51,079	-	-	51,079
Net change in unrealized gain on marketable securities	-	-	-	-		-	68,596	68,596
Net loss for the period	-	-	-	-	-	(2,575,433)	-	(2,575,433)

Balance, December 31, 2014	-	$-	12,636,436	$1,265	$2,623,734	$(2,593,712)	$(31,404)	$(117)

Share-based compensation	-	-	100,000	10	49,682	-	-	49,692
Contribution withdrawal through increase of debt	-	-	-	-	(246)	-	-	(246)
Net change in unrealized gain on marketable securities	-	-	-	-	-	-	(25,271)	(25,271)
Net loss for the period	-	-	-	-	-	(227,432)	-	(227,432)

Balance, December 31, 2015	-	$-	12,736,436	$1,275	$2,673,170	$(2,821,144)	$(56,675)	$(203,374)

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(227,432)	$(2,575,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	528	527
Stock-based compensation	-	1,642,500
Stock-based compensation - related party	49,692	724,671
Loss on marketable securities	-	138,462
Changes in operating assets and liabilities:
Accounts payable	159,884	2,540
Accrued liabilities – related party	17,256	8,105
Net Cash Used in Operating Activities	(72)	(58,628)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and fixtures	-	(1,582)
Net cash used in Investing Activities	-	(1,582)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on advances from related party	(2,700)	(5,607)
Note payable - related party	-	34,000
Proceeds from contribution capital - related party	-	51,079
Principal payments on related party debt	(35,000)	-
Net cash provided by (used in) Financing Activities	(37,700)	79,472

Net change in cash	(37,772)	19,262
Cash at beginning of the year	37,871	18,609
Cash at end of the year	$99	$37,871

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$902	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Settlement of liabilities by related party	$128,070	$-
Unrealized loss on investments in marketable securities	$25,271	$-
Contribution withdrawal through increase of debt	$246	$-

The accompanying notes are an integral part of these consolidated financial statements.

BioAdaptives, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND HISTORY

Description of business – BioAdaptives, Inc. (formerly known as APEX 8 Inc.) (“BioAdaptives”, ”Company”) was incorporated under the laws of the State of Delaware on April 19, 2013. BioAdaptives is a research, development, and educational company. Our current focus is on products that improve health and wellness. These products include dietary supplements, specialty food items, and proprietary methods of optimizing the bioelectromagnetic availability of foods and beverages.

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

Cash and cash equivalents – Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. As of December 31, 2015 and 2014, the Company has no cash equivalents.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of December 31, 2015.

Fair Value Measurements as of December 31, 2015 Using:

		Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total Carrying Value as of 12/31/2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$4,864	$4,864	$-	$-
Total	$4,864	$4,864	$-	$-

Equity securities at December 31, 2015, were comprised of 105,736 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $4,864 ($0.046 per share).

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of December 31, 2014.

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

Advertising costs - Advertising costs are anticipated to be expensed as incurred and advertising costs of $89,428 and $0 were included in general and administrative expenses for the year ended December 31, 2015 and 2014.

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

Recent Accounting Pronouncements – During the first quarter of 2015, the company adopted FASB’s guidance on reporting discontinued operations and disclosures of disposals of components of an entity. This standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The adoption of this guidance has not had a material impact on its financial position, results of operations or cash flows.

During the fourth quarter of 2015, the Company adopted ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and amortization of those costs should be reported as interest expense. This ASU is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. The adoption of this guidance has not had a material impact on its financial position, results of operations or cash flows.

In November 2015, the FASB issued (ASU) 2015-17, “Balance Sheet Classification of Deferred Taxes.” Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets.

Recent Accounting Pronouncements Issued But Not Adopted as of December 31, 2015

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases.  This ASU is based on the principle that entities should recognize assets and liabilities arising from leases.  The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard.  Leases are classified as finance or operating.  The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements.  Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less.  Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard.  In addition, the ASU expands the disclosure requirements of lease arrangements.  Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients.  The effective date will be the first quarter of fiscal year 2020 with early adoption permitted.  Management continues to assess the overall impact the adoption of ASU 2016-02 will have on the Company’s financial statements.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement –Period Adjustments.” Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting this guidance.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2017. The Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.

 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $2,821,144 and $2,593,712 as of December 31, 2015 and 2014. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of December 31, 2015 and 2014, no shares of preferred stock had been issued.

Common Stock – The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of December 31, 2015, there were 12,736,436 shares of the Company’s common stock issued and outstanding. As of December 31, 2014, 12,636,436 shares were issued and outstanding.
In the year ended December 31, 2015, the Company issued 100,000 shares of common stock to its chief executive officer, Christopher G. Hall, as compensation for two year of services to be performed pursuant to an employment agreement dated February 6, 2015. The Company valued the 100,000 shares of common stock on the date of the agreement, $1.10 per share, which resulted in a total consideration of $110,050 which will be expensed throughout the two year term of the employment agreement. As of December 31, 2015, the Company expensed $49,692.

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

5. NOTE PAYABLES – RELATED PARTY

On April 23, 2014, June 4, 2014 and July 2, 2014, the Company entered into loan agreements for principal of $6,000, $8,000 and $20,000, respectively, with Ferris Holding, Inc., the controlling shareholder of the Company. These loans bear interest of 4% per annum, are unsecured and are due one year after the issue date. As of December 31, 2015 and 2014, the Company had a note payable - related party balance of $0 and $34,000, respectively. During the year ended December 31, 2015, $1,000 capital contributions were withdrawn in the form of increased debt. As of December 31, 2014, the Company paid the full principle balance of $35,000 and interest of $902, leaving a zero balance due. Pursuant to the notes payable - related party balance as of December 31, 2015 and 2014, the Company recorded an accrued interest payable balance of $0 and $746 which is included in our accrued liabilities – related party balance in our consolidated balance sheets.

6. RELATED PARTY TRANSACTIONS

Advances from Ferris Holding, Inc., the controlling shareholder of the Company, may be non-interest bearing, unsecured and due on demand. During the year ended December 31, 2015, $128,070 in expenses was paid by Ferris Holding, Inc on behalf of the Company. As of December 31, 2015 and 2014, the Company had advances from Ferris Holdings, Inc. – related party balance of $150,849 and $26, 233, respectively.

On April 23, 2014, June 4, 2014 and July 2, 2014, the Company entered into loan agreements for principal of $6,000, $8,000 and $20,000, respectively, with Ferris Holding, Inc., the controlling shareholder of the Company. These loans bear interest of 4% per annum, are unsecured and are due one year after the issue date. As of December 31, 2015 and 2014, the Company had a note payable - related party balance of $0 and $34,000, respectively. In the year ended December 31, 2015, $1,000 capital contributions were withdrawn in the form of increased debt. As of December 31, 2014, the Company paid the full principle balance of $35,000 and interest of $902, leaving a zero balance due. Pursuant to the notes payable - related party balance as of December 31, 2015 and 2014, the Company recorded an accrued interest payable balance of $0 and $746 which is included in our accrued liabilities – related party balance in our consolidated balance sheets.

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

On June 1, 2014, the Company entered into a rental agreement with Ferris for the corporate office. Monthly rent is $1,500. The term of the lease is month to month. As of December 31, 2015 and 2014, the Company has a rent payable due to Ferris in the amount of $25,359 and $7,359, respectively, which is included in our accrued liabilities – related party balance in our consolidated balance sheets.

See Note 4 – Stockholders’ Equity

7. PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	December 31, 2015	December 31, 2014
Income tax expense at statutory rate	$(77,327)	$(875,647)
Valuation allowance	77,327	875,647
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2015	December 31, 2014
NOL Carryover	$(959,189)	$(881,862)
Valuation allowance	959,189	881,862
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $2,821,144 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

8. SUBSEQUENT EVENTS

On February 15, 2016, the sole member of the Board of directors of BioAdaptives adopted the following resolution and the President was authorized to negotiate the purchase of the below referenced products from Ferris Holdings, Inc, at a fair wholesale price and to pay for the products with the Company’s common stock.
•	Ferris Holding Inc. has manufactured the following products for the Company: PrimiCell®, PrimiLive®, PrimiTrimTM and Equine Regen®Plus; and
•	The Company chooses to purchase the products for distribution by the Company

On February 15, 2016, purchase price was determined to be $144,402 to be paid to Ferris Holding, Inc. in BioAdaptives, Inc. common stock, trading symbol BDPT, at the rate of $0.10  per share for a total number of shares of 1,444,020. Issuance of the stock is in process.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending December 31, 2015.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of April 14, 2016.

Name	Age	Principal Positions With Us
Christopher G. Hall	59	President, Chief Executive Officer, Chief Financial Officer, and Secretary
Barry Epling	64	Chairman of the Board of Directors

Biographical Information for Christopher G. Hall

Christopher G. Hall, Age 59, President, Chief Executive Officer, Chief Financial Officer and Secretary

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

Barry Epling, Age 64, Chairman of the Board of Directors

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

Advisory Board

Name	Age	Principal Positions With Us
Dr. Jun Gu M.D., Ph.D.	50	Medical Advisor
Dr. Edward E. Jacobs Jr. M.D.	74	Medical Advisor
Dr. Antonina Nabokova M.D.	52	Medical Advisor

Dr. Jun Gu, Age 50, has extensive experience in laboratory toxicology work and is frequently called upon as an expert in toxicology and pharmacology. He received his medical degree (M.D.) in 1986 from the Second Military Medicine University in Shanghai, China and a Ph.D. in pharmacology from Shanghai Medical College at Fudan University in Shanghai, China in 1993.
Dr. Edward “Ted” Jacobs Jr., Age 74, has over 25 years’ experience in biopharmaceuticals and medical device equipment as well as 35 years of in-hospital and ambulatory patient care. He has led medical teams in the design and execution of preclinical and multi-center clinical trials of Phase 3 and submission of NDA/BLA. Dr. Jacobs maintains a position as senior consulting medical doctor at EnVivo Pharmaceuticals, Inc. in Watertown, MA. He holds a M.D. from Harvard Medical School (1966), and an A.B. from Princeton University (1962).
Dr. Antonina Nabokova M.D., Age 52, has over 11 years’ experience in clinical trials and managing development of clinical operations in areas such as psychiatry, orphan indication, and urology. Dr. Nabokova currently maintains an office as the head representative office of Harrison Clinical Research Deutschland GmbH, in Saint Petersburg, Russia. She holds an M.D. from Leningrad Medical University and also obtained a certificate in cardiology from Leningrad Medical University.
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

Code of Ethics

As of December 31, 2015, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

During 2015, the following officer, director and members of our medical advisory board have received restricted stock awards as compensation for services. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive salary compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

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

Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Option Awards	All Other Compensation	Total
Christopher G. Hall, President, Chief Executive Officer, Chief Financial Officer, and Secretary	2015 2014	$ Nil $ Nil	$ Nil $ Nil	$49,446(1) $ Nil	$ Nil $ Nil	$ Nil $ Nil	$49,446 $ Nil
Barry Epling Chairman of the Board of Directors	2015 2044	$ Nil $ Nil	$ Nil $ Nil	$ Nil $ Nil	$ Nil $ Nil	$ Nil $ Nil	$ Nil $ Nil
Gerald Epling Former President, Chief Executive Officer, Chief Financial Officer and Director (1)	2014	$ Nil	$ Nil	$ 724,671	$ Nil	$ Nil	$ 724,671
Dr. Jun Gu M.D., Ph.D. Medical Advisor	2015 2014	$ Nil $ Nil	$ Nil $ Nil	$ Nil $ 547,500	$ Nil $ Nil	$ Nil $ Nil	$ Nil $ 547,500
Dr. Antonia Nabokava Medical Advisor	2015 2014	$ Nil $ Nil	$ Nil $ Nil	$ Nil $ 365,000	$ Nil $ Nil	$ Nil $ Nil	$ Nil $ 365,000
Dr. Edward E. Jacobs Jr. M.D. Medical Advisor	2015 2014	$ Nil $ Nil	$ Nil $ Nil	$ Nil $ 365,000	$ Nil $ Nil	$ Nil $ Nil	$ Nil $ 365,000

(1)	Compensation includes 98,540 shares of common stock paid to Ferris Holdings Inc. on May 20, 2014 valued at $359,671 ($3.65 per share).
(2)	We have an employment agreement with our President, Chief Executive Officer, Chief Financial Officer, and Secretary, Christopher G. Hall for 100,000 shares of restricted stock, previously filed on Form 8-K on February 6, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2015, regarding the number of shares of Common Stock beneficially owned by (i) each person or entity known to us to own more than five percent of our Common Stock; (ii) each of our Named Executive Officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. The percentages are based on 12,736,436 total outstanding shares as of April 14, 2016.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class (2)
Common Stock	Barry Epling, Chairman of the Board of Directors (2)	10,140,207	79.6%
Common Stock	Ferris Holding Inc.(3)	10,140,207	79.6%
Common Stock	Christopher G. Hall, President, CEO, CFO, and Secretary	100,000	0.8%
All Officers and Directors As a Group (2 persons)		10,240,207	80.4%

More Than 5% Beneficial Owners:
Common Stock	Ferris Holding Inc. 2251 North Rampart Blvd, Las Vegas, NV 89128	10,140,207	79.6%

(1)	Except as otherwise indicated, the address of the stockholder is: 2251 North Rampart Blvd, Las Vegas, NV 89128.
(2)	Amount indicated includes 10,140,207 shares owned of record by Ferris Holding Inc., a company of which Mr. Barry Epling is the sole officer and director. Mr. Barry Epling owns no shares directly.
(3)	As noted above, Mr. Barry Epling is the sole director and officer of Ferris Holding Inc.

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

Mr. Barry Epling invented the Agronifier technology and licensed it to Ferris Holding.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements:

Year Ended December 31,	Audit Services $	Audit Related Fees $	Tax Fees $	Other Fees $
2015	9,700	0	0	0
2014	14,500	0	0	0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
4.1	Specimen Stock Certificate(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Current Report on Form 10 filed on May 3, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2016.

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

April 14, 2016

/s/ Barry Epling
Barry Epling
Chairman of the Board of Directors

April 14, 2016