Form 10-Q
period 2016-03-31
BIOADAPTIVES, INC.
filed 2016-05-23
CIK 1575142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

On May 23, 2016, 14,180,456 shares of the registrant's common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOADAPTIVES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$139	$99
Inventory	144,402	-
Deposit	4,200	1,700
Marketable securities	5,562	4,864
Total Current Assets	154,303	6,663

Furniture and Fixtures, net	396	527

TOTAL ASSETS	$154,699	$7,190

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	17,407	34,354
Accrued liabilities - related party	29,861	25,361
Advance from Ferris Holding, Inc. - related party	232,910	150,849
Total Current Liabilities	280,178	210,564

Total Liabilities	280,178	210,564

Stockholders' Deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 14,180,456 and 12,736,436 shares issued and outstanding as of March 31 2016 and December 31, 2015, respectively)	1,419	1,275
Additional paid-in capital	2,831,147	2,673,170
Accumulated other comprehensive income (loss)	(55,977)	(56,675)
Accumulated deficit	(2,902,068)	(2,821,144)
Total Stockholders' Deficit	(125,479)	(203,374)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$154,699	$7,190

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues	$-	$-
Cost of revenue	-	-
Gross Margin	-	-

Operating Expenses
Depreciation	131	132
General and administrative	76,164	12,607
Professional fees	4,629	16,531
Total Operating Expenses	80,924	29,270

Operating Income (loss)	(80,924)	(29,270)

Other Income (Expense)
Interest - related party	-	(156)
Total Other Income (Expense)	-	(156)

Net Loss	$(80,924)	$(29,426)

Other Comprehensive Income (Loss), net of tax
Unrealized gain (loss) on marketable securities	698	(3,278)
Other Comprehensive Income (Loss)	698	(3,278)

Comprehensive income (loss)	(80,226)	(32,704)

Net Loss Per Share: Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	13,466,388	12,654,214

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(80,924)	$(29,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	131	132
Stock-based compensation - related party	13,719	7,990
Changes in operating assets and liabilities:
Deposit	(2,500)	-
Accounts payable	63,361	15,737
Accrued liabilities – related party	4,500	5,204
Net Cash Used in Operating Activities	(1,713)	(363)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	1,753	-
Payment on advances from related party	-	(754)
Principal payments on related party debt	-	(34,000)
Net cash provided by (used in) Financing Activities	1,753	(34,754)

Net change in cash	40	(35,117)
Cash at beginning of period	99	37,871
Cash at end of period	$139	$2,754

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$902

NON CASH INVESTING AND FINANCING ACTIVITIES
Settlement of liabilities by related party	$80,308	$-
Unrealized loss (gain) on investments in marketable securities	$(698)	$3,278
Contribution withdrawal through increase of debt	$-	$246
Purchase of inventory by common shares	$144,402	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioAdaptives, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016
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

On September 1, 2014, the Company entered into a License Agreement (“Agreement”) with Ferris Holding, Inc. (“Ferris”). The Agreement gives the Company the right to use Ferris’s proprietary processes and trade secrets, including its stem cell enhancement products. In consideration for these rights, the Company agrees to pay Ferris a fee of 5% of the gross revenue for the products produced and sold by the Company or by way of sub-license pursuant to the rights granted under this Agreement. The initial term of the Agreement was twelve (12) months.  The agreement is still current and an extension of the agreement has been verbally agreed upon by both parties.

On September 1, 2014, the Company entered into a Sub-License Agreement (“Sub-License”) with Essence International, Ltd. (“Essence”). The Sub-License gives Essence the right to use proprietary processes and trade secrets, including its stem cell enhancement products which were obtained by the Company in the Agreement with Ferris. In consideration for the Sub-License, Essence agreed to pay the Company a royalty of 10% of the gross revenue for the products produced and sold by Essence pursuant to the rights granted under this Sub-License. The initial term of the Agreement was twelve (12) months.  The agreement is still current and an extension of the agreement has been verbally agreed upon by both parties.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of March 31, 2016.

Fair Value Measurements as of March 31, 2016 Using:

		Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total Carrying Value as of 3/31/2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$5,562	$5,562	$-	$-
Total	$5,562	$5,562	$-	$-

Equity securities at March 31, 2016, were comprised of 105,736 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $5,562 ($0.0526 per share).

Inventory
Inventories, consisting of products available for sale, are primarily accounted for using the first-in-first-out ("FIFO") method and are valued at the lower of cost or market value.  Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs.  Items determined to be obsolete are reserved for.  As at March 31, 2016, the Company determined that no reserve was required.

The inventory acquired during the period has been accounted for at consideration, which was based on the shares provided in the transaction to an entity under common control.  Total consideration for the $144,402 of inventory resulted in the issuance of 1,444,020 common shares based on the value of $0.10 per share at the transaction date.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $2,902,068 as of March 31, 2016. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of March 31, 2016 and December 31, 2015, no shares of preferred stock had been issued.

Common Stock – The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of March 31, 2016 and December 31, 2015, there were 14,180,456 and 12,736,436 shares of the Company’s common stock issued and outstanding, respectively.

On February 15, 2016, the Company issued 1,444,020 shares of common stock to Ferris Holding, Inc a common control entity for the purchase of inventory valued at $144,402.

In the year ended December 31, 2015, the Company issued 100,000 shares of common stock to its chief executive officer, Christopher G. Hall, as compensation for two year of services to be performed pursuant to an employment agreement dated February 6, 2015. The Company valued the 100,000 shares of common stock on the date of the agreement, $1.10 per share, which resulted in a total consideration of $110,050 which will be expensed throughout the two year term of the employment agreement. For the three months ended March 31, 2016 and 2015, the Company expensed $13,719 and $7,990, respectively.

5. RELATED PARTY TRANSACTIONS

Advances from Ferris Holding, Inc., the controlling shareholder of the Company, are non-interest bearing, unsecured and due on demand. During the three months ended March 31, 2016, $80,308 was paid by Ferris Holding, Inc on behalf of the Company and the Company received cash advance of $1,753 from Ferris Holding, Inc. As of March 31, 2016 and December 31, 2015, the Company had advances from Ferris Holdings, Inc. – related party balance of $232,910 and $150,849, respectively.

On February 15, 2016, the sole member of the Board of directors of BioAdaptives adopted the following resolution and the President was authorized to negotiate the purchase of the below referenced products from Ferris Holdings, Inc, an entity under common control and to pay for the products with the Company’s common stock.

•	Ferris Holding Inc. has manufactured the following products for the Company: PrimiCell®, PrimiLive®, PrimiTrimTM and Equine Regen®Plus; and
•	The Company chooses to purchase the products for distribution by the Company

On February 15, 2016, the Company purchased inventory for $144,402 from Ferris Holding, Inc. an entity under common control. In accordance with ASC 805, the transaction is considered to be a transfer of assets under common control.  The consideration for the inventory was the issuance of 1,444,020 of common shares at the rate of $0.10 per share on the date of the transaction. Inventory was received by the Company as of March 31, 2016. The common shares have not physically been issued as of March 31, 2016. In accordance with ASC 505, the Company determined that the common shares are considered to be issued and outstanding since the inventory was transferred to the Company as of March 31, 2016.

On February 6, 2015, the Company entered into a two (2) year employment agreement with its chief executive officer, Christopher G. Hall, whereby the Company issued 100,000 shares of restricted common stock as compensation for two (2) years of executive services to be performed. The shares were valued at the closing share price of $1.10 on the date of the agreement. This resulted in compensation expense of $110,050 being amortized over the two (2) year term of the employment agreement. Compensation expense of $13,719 was amortized for three months ended March 31, 2016.

On June 1, 2014, the Company entered into a rental agreement with Ferris for the corporate office. Monthly rent is $1,500. The term of the lease is month to month. As of March 31, 2016 and December 31, 2015, the Company has a rent payable due to Ferris in the amount of $29,861 and $25,361, respectively, which is included in our accrued liabilities – related party balance in our consolidated balance sheets.

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

We can make no assurances that we will find commercial success in any of our products. We plan to rely upon our sales and licensing of our licensed Agronifier technology and direct and indirect sales of the P-3 and NutraLoad® products for revenues, neither of which have produced any significant revenue since our inception. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business during the first quarter compared to any quarter in fiscal 2015.

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

Recent Developments

Ferris Holding Licensing Agreement

On September 1, 2014, the Company entered into a License Agreement (“Agreement”) with the Ferris Holding, Inc. (“FHI”), a related party. The Agreement gives the Company the right use of the Ferris’s proprietary processes and trade secrets, including its stem cell enhancement products. In consideration for these rights, the Company agrees to pay Ferris a fee of 5% of the gross revenue for the products produced and sold by the Company or by way of sub-license pursuant to the rights granted under this Agreement. The initial term of the Agreement was twelve (12) months.  The agreement is still current and an extension of the agreement has been verbally agreed upon by both parties.

Essence International Sub-License Agreement

On September 1, 2014, the Company entered into a Sub-License Agreement (“Sub-License”) with Essence International, Ltd. (“Essence”), a related party. The Sub-License gives Essence the right to use proprietary processes and trade secrets, including its stem cell enhancement products which were obtained by the Company in the Agreement with Ferris. In consideration for the Sub-License, Essence agreed to pay the Company a royalty of 10% of the gross revenue for the products produced and sold by Essence pursuant to the rights granted under this Sub-License. The initial term of the Agreement was twelve (12) months.  The agreement is still current and an extension of the agreement has been verbally agreed upon by both parties.

Results of Operations for the three months ended March 31, 2016 and 2015

Through the periods ended March 31, 2016 and 2015, respectively, our operations continue to consist of primarily product research, development and testing. Sales are expected to commence in the third quarter of 2016, however there were no sales in the prior three months or in the same period in 2015. Our operation expenses in 2016 were higher, primarily due to the market research and planning agreement we formed with Total Spectrum Advertising. Our Net Loss is higher for the period primarily due to an increase in operating expenses in 2016.

Our operating results are summarized as follows:

	Three Months Ended March 31,
	2016	2015	Change
Revenue	$-	$-	-
Cost of sales	$-	$-	-
Operating expenses	$80,924	$29,270	51,654
Other income (expenses)	$-	$(156)	156
Net income (loss)	$(80,924)	$(29,426)	(51,498)

Revenues

The Company did not earn any revenues in the three and nine months ended March 31, 2016 and 2015.

Operating Expenses

Our operating expenses are outlined in the table below:

	Three Months Ended March 31,
	2016	2015	Change
General and administrative	$76,164	$12,607	63,557
Professional fees	4,629	16,531	(11,902)
Depreciation	131	132	(1)
Total	$80,924	$29,270	51,654

Our general, administrative and professional fees are largely attributable to office, rent, transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company.

Our general and administrative expenses increased in the three months ended March 31, 2016 due to advertising and promotion fees and formulation fees, for new dog treats. We continue to expense the stock-based compensation for our President, Christopher G. Hall. We have also reduced our dependence on outside professionals to support our accounting process, which has resulted in a decrease in Professional Fees, in the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Over the three month periods, our Professional services costs decreased due to a decrease in costs associated with the audit fees and marketing plan development for new products.

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

Other income (expense)

The Company recorded interest expense – related party of $0 and $156 for the three months ended March 31, 2016 and 2015, respectively.

Net loss

As a result of our operating expenses the Company reported a net loss of $80,924 and 29,426 for the three months ended March 31, 2016 and 2015, respectively.

Comprehensive income (loss)

The Company reported an unrealized gain (loss) on marketable securities of $698 and ($3,278) for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

Working Capital (Deficiency)

	March 31, 2015	December 31, 2015	Change
Current Assets	$154,303	$6,663	147,640
Current Liabilities	$280,178	$210,564	69,614
Working Capital (Deficiency)	$(125,875)	$(203,901)	(78,026)

Our working capital deficiency decreased as of March 31, 2016 as compared to December 31, 2015 primarily due to an increase in advance from Ferris Holding, related party of $82,061, and the purchase of inventory of $144,402.

Cash Flows

	Three Months Ended March 31,
	2016	2015	Change
Cash Flows From (Used In) Operating Activities	$(1,713)	$(363)	(1,350)
Cash Flows Used In Investing Activities	$-	-	-
Cash Flows From Financing Activities	$1,753	$(34,754)	36,507
Net Increase (Decrease) In Cash During Period	$40	$(35,117)	35,157

Cash Used In Operating Activities

Our net loss for the three months ended March 31, 2016 of $80,924, was the main contributing factor for our negative operating cash flow, offset primarily by a decrease in accounts payable that provided cash of $63,361. Stock based compensation for the three months ended March 31, 2016 provided cash of $13,719.

For the three months ended March 31, 2015, our net loss of $29,426 was the main contributing factor for our negative operative cash flow, offset primarily by an increase in accounts payable that provided cash of $15,737.  Stock based compensation for the three months ended March 31, 2015 provided cash of $7,990.

Cash from Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2016, was the result of advances from a related party of $1,753.

For the three months ended March 31, 2015, cash flows used in financing activities were the result of $754 paid on advances from a related party, and $34,000 paid on the principal of related party debt.

As of March 31, 2016, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

At March 31, 2016, we had $139 of cash on-hand and a deficit of $2,902,068, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of March 31, 2016. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Recently Issued Accounting Pronouncements

The Company has evaluated recent pronouncements through Accounting Standards Updates (“ASU”) and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both USGAAP and SEC guidelines.

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

Item 5. Other Information

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

Date: May 23, 2016

By:	/s/ Barry Epling
Barry Epling
Chairman of the Board of Directors

Date: May 23, 2016