Form 10-Q
period 2016-06-30
BIOADAPTIVES, INC.
filed 2016-08-18
CIK 1575142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

(702) 560-1632
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

On August 18, 2016, 14,180,456 shares of the registrant's common stock were outstanding.

2
Table of Content

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$100	$99
Inventory	144,402	-
Deposit	1,700	1,700
Marketable securities	2,855	4,864
Total Current Assets	149,057	6,663

Furniture and Fixtures, net	264	527

TOTAL ASSETS	$149,321	$7,190

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	9,645	34,354
Accrued liabilities - related party	34,361	25,361
Advance from Ferris Holding, Inc. - related party	252,987	150,849
Total Current Liabilities	296,993	210,564

Total Liabilities	296,993	210,564

Stockholders' Deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 14,180,456 and 12,736,436 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	1,419	1,275
Additional paid-in capital	2,844,866	2,673,170
Accumulated other comprehensive income (loss)	(58,684)	(56,675)
Accumulated deficit	(2,935,273)	(2,821,144)
Total Stockholders' Deficit	(147,672)	(203,374)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$149,321	$7,190

The accompanying notes are an integral part of these unaudited consolidated financial statements.

3
Table of Content

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross Margin	-	-	-	-

Operating Expenses
Depreciation	132	132	263	264
General and administrative	24,428	95,725	100,592	108,332
Professional fees	8,645	13,500	13,274	30,031
Total Operating Expenses	33,205	109,357	114,129	138,627

Operating Income (Loss)	(33,205)	(109,357)	(114,129)	(138,627)

Other Income (Expense)
Interest - related party	-	-	-	(156)
Total Other Income (Expense)	-	-	-	(156)

Net Loss	$(33,205)	$(109,357)	$(114,129)	$(138,783)

Other Comprehensive Income (Loss), net of tax
Unrealized gain (loss) on marketable securities	(2,707)	(16,283)	(2,009)	(19,561)
Other Comprehensive Income (Loss)	(2,707)	(16,283)	(2,009)	(19,561)

Comprehensive Income (Loss)	(35,912)	(125,640)	(116,138)	(158,344)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding: Basic and Diluted	14,180,456	12,654,214	13,823,350	12,654,214

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4
Table of Content

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(114,129)	$(138,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	263	264
Stock-based compensation - related party	27,438	21,710
Changes in operating assets and liabilities:
Accounts payable	75,506	-
Accrued liabilities – related party	9,000	115,650
Net Cash Used In Operating Activities	(1,922)	(1,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	4,873	-
Payment on advances from related party	(2,950)	(2,700)
Principal payments on related party debt	-	(34,000)
Net Cash Provided By (Used In) Financing Activities	1,923	(36,700)

Net change in cash	1	(37,859)
Cash at beginning of period	99	37,871
Cash at end of period	$100	$12

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$902

NON CASH INVESTING AND FINANCING ACTIVITIES
Settlement of liabilities by related party	$100,215	$-
Unrealized loss on investments in marketable securities	$2,009	$19,561
Purchase of inventory by common shares	$144,402	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

5
Table of Content

BIOADAPTIVES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016

(Unaudited)

1. DESCRIPTION OF BUSINESS AND HISTORY

Description of business – BioAdaptives, Inc. (formerly known as APEX 8 Inc.) ("BioAdaptives", "Company") was incorporated under the laws of the State of Delaware on April 19, 2013. BioAdaptives is a research, development, and educational company. Our current focus is on products that improve health and wellness. These products include dietary supplements, specialty food items, and proprietary methods of optimizing the bioelectromagnetic availability of foods and beverages.

On September 11, 2013, BioAdaptives incorporated Blenders Choice Inc ("Blenders") in Nevada. Blenders is a 100% owned subsidiary and was created as a separate sales and marketing organization. BioAdaptives has elected to manage its sales through independent distributors and has suspended operations of Blenders Choice.

On September 1, 2014, the Company entered into a License Agreement ("Agreement") with Ferris Holding, Inc. ("Ferris"). The Agreement gives the Company the right to use Ferris's proprietary processes and trade secrets, including its stem cell enhancement products. In consideration for these rights, the Company agrees to pay Ferris a fee of 5% of the gross revenue for the products produced and sold by the Company or by way of sub-license pursuant to the rights granted under this Agreement. The initial term of the Agreement was twelve (12) months. The agreement is still current and an extension of the agreement has been verbally agreed upon by both parties.

On September 1, 2014, the Company entered into a Sub-License Agreement ("Sub-License") with Essence International, Ltd. ("Essence"). The Sub-License gives Essence the right to use proprietary processes and trade secrets, including its stem cell enhancement products which were obtained by the Company in the Agreement with Ferris. In consideration for the Sub-License, Essence agreed to pay the Company a royalty of 10% of the gross revenue for the products produced and sold by Essence pursuant to the rights granted under this Sub-License. The initial term of the Agreement was twelve (12) months. The agreement is still current and an extension of the agreement has been verbally agreed upon by both parties.

Basis of presentation – The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

6
Table of Content

In accordance with Accounting Standards Codification ("ASC") 320-10, "Investments-Debt and Equity Securities," the Company evaluates its securities portfolio for other-than-temporary impairment ("OTTI") throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Company. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.

Fair value of financial instruments – As required by the Fair Value Measurements and Disclosures Topic of FASB ASC 820-10 ("ASC 820-10"), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.. The three levels of the fair value hierarchy are as follows:

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

Pursuant to ASC 825, Financial Instruments, the fair value of cash, marketable securities and stock based compensation is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of cash, accounts receivables, accounts payable and accrued liabilities, and notes payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets measured at fair value on a recurring basis were presented on the Company's balance sheet as of June 30, 2016.

Fair Value Measurements as of June 30, 2016 Using:

	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$2,855	$2,855	$-	$-
Total	$2,855	$2,855	$-	$-

Equity securities at June 30, 2016, were comprised of 105,736 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $2,855 ($0.027 per share).

7
Table of Content

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in-first-out ("FIFO") method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As at June 30, 2016, the Company determined that no reserve was required.

The inventory acquired during the period has been accounted for at consideration, which was based on the shares provided in the transaction to an entity under common control. Total consideration for the $144,402 of inventory resulted in the issuance of 1,444,020 common shares based on the value of $0.10 per share at the transaction date.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $2,935,273 as of June 30, 2016. The Company requires capital for its contemplated operational and marketing activities. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. STOCKHOLDERS' EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2016 and December 31, 2015, no shares of preferred stock had been issued.

Common Stock – The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of June 30, 2016 and December 31, 2015, there were 14,180,456 and 12,736,436 shares of the Company's common stock issued and outstanding, respectively.

On February 15, 2016, the Company issued 1,444,020 shares of common stock to Ferris Holding, Inc. a common control entity for the purchase of inventory valued at $144,402.

In the year ended December 31, 2015, the Company issued 100,000 shares of common stock to its chief executive officer, Christopher G. Hall, as compensation for two years of services to be performed pursuant to an employment agreement dated February 6, 2015. The Company valued the 100,000 shares of common stock on the date of the agreement, $1.10 per share, which resulted in a total consideration of $110,050 which will be expensed throughout the two-year term of the employment agreement. For the six months ended June 30, 2016 and 2015, the Company expensed $27,438 and $21,710, respectively.

8
Table of Content

5. RELATED PARTY TRANSACTIONS

Advances from Ferris Holding, Inc., the controlling shareholder of the Company, are non-interest bearing, unsecured and due on demand. During the six months ended June 30, 2016, $100,215 was paid by Ferris Holding, Inc. on behalf of the Company and the Company received cash advance of $4,873 from Ferris Holding, Inc and repaid $2,950 to Ferris Holding. As of June 30, 2016 and December 31, 2015, the Company had advances from Ferris Holdings, Inc. – related party balance of $252,987 and $150,849, respectively.

On February 15, 2016, the sole member of the Board of directors of BioAdaptives adopted the following resolution and the President was authorized to negotiate the purchase of the below referenced products from Ferris Holding, Inc., an entity under common control and to pay for the products with the Company's common stock.

•	Ferris Holding Inc. has manufactured the following products for the Company: PrimiCell®, PrimiLive®, PrimiTrimTM and Equine Regen®Plus; and

•	The Company chooses to purchase the products for distribution by the Company

On February 15, 2016, the Company purchased inventory for $144,402 from Ferris Holding, Inc., the controlling shareholder of the Company. In accordance with ASC 805, the transaction is considered to be a transfer of assets under common control. The consideration for the inventory was the issuance of 1,444,020 of common shares at the rate of $0.10 per share on the date of the transaction. On August 11, 2016, the Company physically issued 1,444,020 shares of common stock.

On February 6, 2015, the Company entered into a two (2) year employment agreement with its chief executive officer, Christopher G. Hall, whereby the Company issued 100,000 shares of restricted common stock as compensation for two (2) years of executive services to be performed. The shares were valued at the closing share price of $1.10 on the date of the agreement. This resulted in compensation expense of $110,050 being amortized over the two (2) year term of the employment agreement. Compensation expense of $27,438 was amortized for six months ended June 30, 2016.

On June 1, 2014, the Company entered into a rental agreement with Ferris for the corporate office. Monthly rent is $1,500. The term of the lease is month to month. As of June 30, 2016 and December 31, 2015, the Company has a rent payable due to Ferris in the amount of $34,361 and $25,361, respectively, which is included in our accrued liabilities – related party balance in our consolidated balance sheets.

6. SUBSEQUENT EVENT

On August 11, 2016, the Company physically issued 1,444,020 shares of common stock to Ferris Holding, Inc. for the purchase of inventory valued at $144,402.

9
Table of Content

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements on our current expectations and projections about future events, and they are applicable on as of the dates of such statement. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "forecast," "expect," "plan," anticipate," believe," estimate," continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading "Risk Factors" and those listed in our other SEC filings. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available on our website or otherwise, and we expressly disclaim any obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report on Form 10-Q we will refer to BioAdaptives, Inc., together with its subsidiaries, as "BioAdaptives," the "Company," "we," "us," and "our."

10
Table of Content

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On June 21, 2013, our former sole officer and director, entered into a Share Purchase Agreement pursuant to which he sold an aggregate of 10,000,000 shares of his shares of the Company's common stock to Ferris Holding, Inc. at a purchase price of $40,000. In the aggregate, these shares represented 100% of the Company's issued and outstanding common stock. Effective upon the closing of the Share Purchase Agreement, our former sole officer and director owned no shares of the Company's stock.

Additionally, on June 21, 2013, the Company accepted the resignations of our former sole officer and director as the Company's President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. These resignations were in connection with the consummation of the Share Purchase Agreement with Ferris Holding, Inc., and were not the result of any disagreement with the Company on any matter relating to the Company's operations, policies, or practices. Effective as of the same date, to fill the vacancies created by our former sole officer and director's resignations, the Company elected and appointed Barry K. Epling as Chairman of the Board of Directors, and Gerald A. Epling, as President, Chief Executive Officer, Secretary, Chief Financial Officer and Member of the Board of Directors of the Company.

Subsequently, on September 24, 2013, the Board of Directors and Majority Stockholder of the Company approved an amendment to the Company's Certificate of Incorporation to change the name of the Company from APEX 8 Inc. to BioAdaptives, Inc. On September 25, 2013, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to change the name of the Company to BioAdaptives, Inc.

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

11
Table of Content

The Company's strategy is to develop a position as a leader in supplying quality nutraceutical products to an aging population within developed countries such as the United States, Canada, Western Europe, Eastern Europe, and Russia, and in Asian countries such as China, Japan, Korea and Taiwan, while continuing to create new innovative, health inspired products to generate growth in sales and profitability. Some of the products have proven to be as effective or more effective on horses and dogs than on humans and this has caused us to expand the target market to include dogs and horses.

We can make no assurances that we will find commercial success in any of our products. We plan to rely upon our sales and licensing of our licensed Agronifier technology and direct and indirect sales of the P-3 and NutraLoad® products for revenues, neither of which have produced any significant revenue since our inception. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business during the first quarter compared to any quarter in fiscal 2016.

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

According to Euromonitor International's report on Vitamins and Dietary Supplements in the US, dated April 2013 (copy on file with the Company), as of early 2013 there were six companies which controlled more than 2% each of the market, with the largest controlling 6%. Together this group controlled approximately 22.4% of the US market. According to the Euromonitor report, another 28 companies controlled approximately 24% of the market. This leaves approximately 53.6% of the market controlled by very small independent companies. The market is extremely competitive for similar products with over one hundred companies competing for market share.

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

12
Table of Content

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

13
Table of Content

Recent Developments

Ferris Holding Licensing Agreement

On September 1, 2014, the Company entered into a License Agreement ("Agreement") with the Ferris Holding, Inc. ("FHI"), a related party. The Agreement gives the Company the right use of the Ferris's proprietary processes and trade secrets, including its stem cell enhancement products. In consideration for these rights, the Company agrees to pay Ferris a fee of 5% of the gross revenue for the products produced and sold by the Company or by way of sub-license pursuant to the rights granted under this Agreement. The initial term of the Agreement was twelve (12) months. The agreement is still current and an extension of the agreement has been verbally agreed upon by both parties.

Essence International Sub-License Agreement

On September 1, 2014, the Company entered into a Sub-License Agreement ("Sub-License") with Essence International, Ltd. ("Essence"), a related party. The Sub-License gives Essence the right to use proprietary processes and trade secrets, including its stem cell enhancement products which were obtained by the Company in the Agreement with Ferris. In consideration for the Sub-License, Essence agreed to pay the Company a royalty of 10% of the gross revenue for the products produced and sold by Essence pursuant to the rights granted under this Sub-License. The initial term of the Agreement was twelve (12) months. The agreement is still current and an extension of the agreement has been verbally agreed upon by both parties.

Results of Operations for the three months ended June 30, 2016 and 2015

Through the periods ended June 30, 2016 and 2015, respectively, our operations continue to consist of primarily product research, development and testing. Sales are expected to commence in the third quarter of 2016, however there were no sales in the prior three months or in the same period in 2015. Our operation expenses in 2016 decreased, primarily due to a decrease in the market research and planning agreement we formed with Total Spectrum Advertising and professional fees. Our Net Loss decreased for the period primarily due to a decrease in operating expenses in 2016.

Our operating results are summarized as follows:

	Three Months Ended June 30,
	2016	2015	Change
Revenue	$-	$-	-
Cost of sales	$-	$-	-
Operating expenses	$33,205	$109,357	(76,152)
Other income (expenses)	$-	$-	-
Net income (loss)	$(33,205)	$(109,357)	76,152

14
Table of Content

Revenues

The Company did not earn any revenues for the three months ended June 30, 2016 and 2015.

Operating Expenses

Our operating expenses are outlined in the table below:

	Three Months Ended June 30,
	2016	2015	Change
General and administrative	$24,428	$95,725	(71,297)
Depreciation	132	132	-
Professional fees	8,645	13,500	(4,855)
Total	$33,205	$109,357	(76,152)

Our general, administrative and professional fees are largely attributable to office, rent, advertising and proportion fees, transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company.

Our general and administrative expenses decreased in the three months ended June 30, 2016 due to advertising and promotion fees. We continue to expense the stock-based compensation for our President, Christopher G. Hall. We have also reduced our dependence on outside professionals to support our accounting process, which has resulted in a decrease in Professional Fees, in the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

Net loss

As a result of our operating expenses the Company reported a net loss of $33,205 and $109,357 for the three months ended June 30, 2016 and 2015, respectively.

Comprehensive income (loss)

The Company reported an unrealized loss on marketable securities of $2,707 and $16,283 for the three months ended June 30, 2016 and 2015, respectively.

Results of Operations for the six months ended June 30, 2016 and 2015

Through the periods ended June 30, 2016 and 2015, respectively, our operations continue to consist of primarily product research, development and testing. Sales are expected to commence in the third quarter of 2016, however there were no sales in the prior six months or in the same period in 2015. Our operation expenses in 2016 decreased, primarily due to professional fees. Our Net Loss decreased for the period primarily due to a decrease in operating expenses in 2016.

15
Table of Content

Our operating results are summarized as follows:

	Six Months Ended June 30,
	2016	2015	Change
Revenue	$-	$-	-
Cost of sales	$-	$-	-
Operating expenses	$114,129	$138,627	(24,498)
Other income (expenses)	$-	$(156)	156
Net income (loss)	$(114,129)	$(138,783)	24,654

Revenues

The Company did not earn any revenues for the six months ended June 30, 2016 and 2015.

Operating Expenses

Our operating expenses are outlined in the table below:

	Six Months Ended June 30,
	2016	2015	Change
General and administrative	$100,592	$108,332	(7,740)
Professional fees	13,274	30,031	(16,757)
Depreciation	263	264	(1)
Total	$114,129	$138,627	(24,498)

Our general, administrative and professional fees are largely attributable to office, rent, advertising and proportion fees, transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company.

Our general and administrative expenses decreased in the six months ended June 30, 2016 due to advertising and promotion fees. We continue to expense the stock-based compensation for our President, Christopher G. Hall, which is a two-year employment agreement for services to be provided which will be instrumental in to the Company. We have also reduced our dependence on outside professionals to support our accounting process, which has resulted in a decrease in Professional Fees, in the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

We anticipate that we will incur approximately $50,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

16
Table of Content

Other income (expense)

The Company recorded interest expense – related party of $0 and $156 for the six months ended June 30, 2016 and 2015, respectively.

Net loss

As a result of our operating expenses the Company reported a net loss of $114,129 and 138,783 for the six months ended June 30, 2016 and 2015, respectively.

Comprehensive income (loss)

The Company reported an unrealized loss on marketable securities of $2,009 and $19,561 for the six months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

Working Capital (Deficiency)

	June 30, 2016	December 31, 2015	Change
Current Assets	$149,057	$6,663	142,394
Current Liabilities	$296,993	$210,564	86,429
Working Capital (Deficiency)	$(147,936)	$(203,901)	55,965

Our working capital deficiency decreased as of June 30, 2016 as compared to December 31, 2015, primarily due to the purchase of inventory of $144,402 and a decrease in account payable of $24,709, offset by an increase in advance from Ferris Holding, related party of $102,138 and accrued liabilities of $9,000.

Cash Flows

	Six Months Ended June 30,
	2016	2015	Change
Cash used in Operating Activities	$(1,922)	$(1,159)	(763)
Cash used in Investing Activities	$-	-	-
Cash provided by (used in) Financing Activities	$1,923	$(36,700)	38,623
Net Increase (Decrease) In Cash During Period	$1	$(37,859)	37,860

17
Table of Content

Cash used in Operating Activities

Our net loss for the six months ended June 30, 2016 of $114,129, was the main contributing factor for our negative operating cash flow, offset primarily by accounts payable that provided cash of $75,506 and stock based compensation that provided cash of $27,438.

For the six months ended June 30, 2015, our net loss of $138,783 was the main contributing factor for our negative operative cash flow, offset primarily by accounts payable – related party that provided cash of $115,650 and stock based compensation that provided cash of $21,710.

Cash provided by (used in) Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2016, was the result of advances from a related party of $4,873 and payment on advances from a related party of $2,950.

For the six months ended June 30, 2015, cash flows used in financing activities were the result of $2,700 paid on advances from a related party, and $34,000 paid on the principal of related party debt.

As of June 30, 2016, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

At June 30, 2016, we had $100 of cash on-hand and an accumulated deficit of $2,935,273, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of June 30, 2016. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

The financial statements included in this quarterly report have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through our business. However, even if we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where we will generate profits and positive cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

18
Table of Content

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to US GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Recently Issued Accounting Pronouncements

The Company has evaluated recent pronouncements through Accounting Standards Updates ("ASU") and believes that none of them will have a material impact on the Company's financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

19
Table of Content

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to a material weakness in our internal control over financial reporting, which is described below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both USGAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

20
Table of Content

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

21
Table of Content

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen Stock Certificate (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

_________________

(1)	Incorporated by reference to Current Report on Form 10 filed on May 3, 2013

22
Table of Content

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2016	By:	/s/ Christopher G. Hall
Christopher G. Hall
President, Chief Executive Officer, Chief Financial Officer, Secretary
(Principal Executive Officer, Principal Financial Officer)

Date: August 18, 2016	By:	/s/ Barry Epling
Barry Epling
Chairman of the Board of Directors

23