Form 10-Q
period 2016-09-30
BIOADAPTIVES, INC.
filed 2016-11-18
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to__________

Commission File Number 000-54949

BioAdaptives Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-2592228
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1015 S. Cimarron Rd., Las Vegas NV	89145
(Address of principal executive offices)	(Zip Code)

(702) 560-1632
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

14,180,456 common shares issued and outstanding as of November 14, 2016

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$11,949	$99
Inventory	138,968	-
Deposit	1,700	1,700
Marketable securities	2,908	4,864
Total Current Assets	155,525	6,663

Furniture and Fixtures, net	132	527

TOTAL ASSETS	$155,657	$7,190

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	12,385	34,354
Accrued liabilities - related party	38,861	25,361
Advance from Ferris Holding, Inc. - related party	264,474	150,849
Total Current Liabilities	315,720	210,564

Total Liabilities	315,720	210,564

Stockholders' Deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 14,180,456 and 12,736,436 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	1,419	1,275
Additional paid-in capital	2,858,735	2,673,170
Accumulated other comprehensive loss	(58,631)	(56,675)
Accumulated deficit	(2,961,586)	(2,821,144)
Total Stockholders' Deficit	(160,063)	(203,374)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$155,657	$7,190

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$11,944	$-	$11,944	$-
Cost of revenue	5,834	-	5,834	-
Gross Margin	6,110	-	6,110	-

Operating Expenses
Depreciation	132	132	395	396
General and administrative	29,951	34,145	130,543	142,477
Professional fees	2,340	5,863	15,614	35,894
Total Operating Expenses	32,423	40,140	146,552	178,767

Operating Loss	(26,313)	(40,140)	(140,442)	(178,767)

Other Expense
Interest - related party	-	-	-	(156)
Total Other Expense	-	-	-	(156)

Net Loss	$(26,313)	$(40,140)	$(140,442)	$(178,923)

Other Comprehensive Income (Loss), net of tax
Unrealized gain (loss) on marketable securities	53	(5,076)	(1,956)	(24,637)
Other Comprehensive Income (Loss)	53	(5,076)	(1,956)	(24,637)

Comprehensive Income (Loss)	(26,260)	(45,216)	(142,398)	(203,560)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	14,180,456	12,736,436	13,943,348	12,723,246

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(140,442)	$(178,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	395	396
Stock-based compensation - related party	41,307	35,577
Changes in operating assets and liabilities:
Inventory	5,434	-
Accounts payable	89,693	-
Accrued liabilities – related party	13,500	141,941
Net Cash Provided By (Used In) Operating Activitie	9,887	(1,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	4,913	-
Payment on advances from related party	(2,950)	(2,700)
Principal payments on related party debt	-	(34,000)
Net Cash Provided By (Used In) Financing Activities	1,963	(36,700)

Net change in cash	11,850	(37,709)
Cash at beginning of period	99	37,871
Cash at end of period	$11,949	$162

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Settlement of liabilities by related party	$111,662	$-
Unrealized loss on investments in marketable securities	$1,956	$24,637
Purchase of inventory by common shares	$144,402	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016

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

Basis of presentation – The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Assets measured at fair value on a recurring basis were presented on the Company's balance sheet as of September 30, 2016.

Fair Value Measurements as of September 30, 2016 Using:

	Total Carrying Value as of September 30,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$2,908	$2,908	$-	$-
Total	$2,908	$2,908	$-	$-

Equity securities at September 30, 2016, were comprised of 105,736 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $2,980 ($0.0275 per share).

Revenue recognition

According to ASC 605, the Company recognize revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable and collectability is reasonably assured. For our Company, this generally means that we recognize revenue when title to our products is transferred to resellers or other customers.

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in-first-out ("FIFO") method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As at September 30, 2016, the Company determined that no reserve was required.

3. GOING CONCERN

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $2,961,586 as of September 30, 2016. The Company requires capital for its contemplated operational and marketing activities. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The unaudited interim consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. STOCKHOLDERS' EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of September 30, 2016 and December 31, 2015, no shares of preferred stock had been issued.

Common Stock – The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of September 30, 2016 and December 31, 2015, there were 14,180,456 and 12,736,436 shares of the Company's common stock issued and outstanding, respectively.

On February 15, 2016, the Company issued 1,444,020 shares of common stock to Ferris Holding, Inc. a common control entity for the purchase of inventory valued at $144,402.

In the year ended December 31, 2015, the Company issued 100,000 shares of common stock to its chief executive officer, Christopher G. Hall, as compensation for two years of services to be performed pursuant to an employment agreement dated February 6, 2015. The Company valued the 100,000 shares of common stock on the date of the agreement, $1.10 per share, which resulted in a total consideration of $110,050 which will be expensed throughout the two-year term of the employment agreement. For the nine months ended September 30, 2016 and 2015, the Company expensed $41,307 and $35,577, respectively.

5. RELATED PARTY TRANSACTIONS

Advances from Ferris Holding, Inc., the controlling shareholder of the Company, are non-interest bearing, unsecured and due on demand. During the nine months ended September 30, 2016, $111,662 was paid by Ferris Holding, Inc. on behalf of the Company and the Company received cash advance of $4,913 from Ferris Holding, Inc and repaid $2,950 to Ferris Holding. As of September 30, 2016 and December 31, 2015, the Company had advances from Ferris Holdings, Inc. – related party balance of $264,474 and $150,849, respectively.

On February 15, 2016, the sole member of the Board of directors of BioAdaptives adopted the following resolution and the President was authorized to negotiate the purchase of the below referenced products from Ferris Holding, Inc., an entity under common control and to pay for the products with the Company's common stock.

·	Ferris Holding Inc. has manufactured the following products for the Company: PrimiCellÒ, PrimiLiveÒ, PrimiTrimTM and Equine RegenÒPlus; and

·	The Company chooses to purchase the products for distribution by the Company

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

During the period ended September 30, 2016, the Company purchased inventory in the amount of $400 from Ferris Holding, Inc. As of the September 30, 2016, the accounts payable included $400 owed to Ferris Holding Inc.

On February 6, 2015, the Company entered into a two (2) year employment agreement with its chief executive officer, Christopher G. Hall, whereby the Company issued 100,000 shares of restricted common stock as compensation for two (2) years of executive services to be performed. The shares were valued at the closing share price of $1.10 on the date of the agreement. This resulted in compensation expense of $110,050 being amortized over the two (2) year term of the employment agreement. Compensation expense of $41,307 was amortized for nine months ended September 30, 2016.

On June 1, 2014, the Company entered into a rental agreement with Ferris for the corporate office. Monthly rent is $1,500. The term of the lease is month to month. As of September 30, 2016 and December 31, 2015, the Company has a rent payable due to Ferris in the amount of $38,861 and $25,361, respectively, which is included in our accrued liabilities – related party balance in our consolidated balance sheets.

6. MAJOR CUSTOMER

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

Concentration of Revenue

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

On September 30, 2016, the Company sold inventory to Essence International, Ltd. For the nine months ended September 30, 2016, the company generated revenue from Essence International, Ltd of $11,994 which is 100% of the Company’s revenue for the nine months ended September 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “Company” and "BioAdaptives" mean BioAdaptives Inc., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Delaware on April 19, 2013 under the name APEX 8. On May 3, 2013, we filed a registration statement on Form 10 to register with the U.S. Securities and Exchange Commission as a public company. We were originally organized as a vehicle to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

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

Our Current Business

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

We can make no assurances that we will find commercial success in any of our products. We plan to rely upon our sales and licensing of our licensed Agronifier technology and direct and indirect sales of the P-3 and NutraLoadÒ products for revenues, neither of which have produced any significant revenue since our inception. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business during the first quarter compared to any quarter in fiscal 2016.

Results of Operations

Three and Nine Months Ended September 30, 2016 and 2015

We had a net loss of $140,442 for the nine month period ended September 30, 2016, which was $38,481 less than the net loss of $178,923 for the nine month period ended September 30, 2015. The change in our results over the two periods is primarily an increase in revenue and a decrease in operating expenses. The Company commenced selling the products from the current period.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Change Between Three Month Periods Ended September 30, 2016 and September 30,
	2016	2015	2015
Revenue	$11,944	$-	11,944
Cost of sales	5,834	-	5,834
Operating expenses	32,423	40,140	(7,717)
Other income (expenses)	-	-	-
Net income (loss)	$(26,313)	$(40,140)	13,827

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Change Between Nine Month Periods Ended September 30, 2016 and September 30,
	2016	2015	2015
Revenue	$11,944	$-	11,944
Cost of sales	5,834	-	5,834
Operating expenses	146,552	178,767	(32,215)
Other income (expenses)	-	(156)	156
Net income (loss)	$(140,442)	$(178,923)	38,481

Revenue

We earned revenues of $11,944 and $0 for the three and nine months ended September 30, 2016 and 2015.

Operating Expenses

The following table summarizes our operating expenses for the three and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Change Between Three Month Periods Ended September 30, 2016 and September 30,
	2016	2015	2015
General and administrative	$29,951	$34,145	(4,194)
Depreciation	132	132	-
Professional fees	2,340	5,863	(3,523)
Total	$32,423	$40,140	(7,717)

	Nine Months Ended September 30,		Change Between Nine Month Periods Ended September 30, 2016 and September 30,
	2016	2015	2015
General and administrative	$130,543	$142,477	(11,934)
Professional fees	15,614	35,894	(20,280)
Depreciation	395	396	(1)
Total	$146,552	$178,767	(32,215)

Our general, administrative and professional fees are largely attributable to office, rent, advertising and proportion fees, transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company.

Our general and administrative expenses decreased in the three and nine months ended September 30, 2016 due to a decrease in advertising and promotion fees. We continue to expense the stock-based compensation for our President, Christopher G. Hall. We have also reduced our dependence on outside professionals to support our accounting process, which has resulted in a decrease in Professional Fees, in the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015.

Other income (expense)

The Company recorded interest expense – related party of $0 and $0 for the three months ended September 30, 2016 and 2015 and $0 and $156 for the nine months ended September 30, 2016 and 2015, respectively.

Net loss

As a result of our operating expenses the Company reported a net loss of $26,313 and $40,140 for the three months ended September 30, 2016 and 2015 and $140,442 and $178,923 for the nine months ended September 30, 2016 and 2015 respectively.

Comprehensive income (loss)

The Company reported an unrealized gain on marketable securities of $53 and an unrealized loss on marketable securities of $5,076 for the three months ended September 30, 2016 and 2015 and an unrealized loss on marketable securities $1,956 and $24,637 for the nine months ended September 30, 2016 and 2015 respectively.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2016 reflects current assets of $155,525. We had cash in the amount of $11,949 and working capital deficiency in the amount of $160,195 as of September 30, 2016.

Working Capital (Deficiency)

	September 30, 2016	December 31, 2015	Change
Current Assets	$155,525	$6,663	148,862
Current Liabilities	$315,720	$210,564	105,156
Working Capital (Deficiency)	$(160,195)	$(203,901)	43,706

Cash Flows

	Nine Months Ended September 30,
	2016	2015	Change
Cash provided by (used in) Operating Activities	$9,887	$(1,009)	10,896
Cash used in Investing Activities	$-	-	-
Cash provided by (used in) Financing Activities	$1,963	$(36,700)	38,663
Net Increase (Decrease) In Cash During Period	$11,850	$(37,709)	49,559

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2016 was $9,887, an increase of $10,896 from the $1,009 net cash used in operating activities during the nine months ended September 30, 2015.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2016 was $1,963, an increase of $38,663 from the $36,700 net cash used in financing activities during the nine months ended September 30, 2015.

As of September 30, 2016, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

At September 30, 2016, we had $11,949 of cash on-hand and an accumulated deficit of $2,961,586, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of September 30, 2016. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

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

Recent Accounting Pronouncements

The Company has evaluated recent pronouncements through Accounting Standards Updates ("ASU") and believes that none of them will have a material impact on the Company's financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Certificate of Incorporation (Incorporated by reference to our General Form for Registration on Form 10 filed on May 3, 2013)
3.2	Bylaws (Incorporated by reference to our General Form for Registration on Form 10 filed on May 3, 2013)
3.3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on September 30, 2013)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioAdaptives Inc.
(Registrant)

Dated: November 18, 2016	/s/ Christopher G. Hall
Christopher G. Hall
President, Chief Executive Officer, Chief Financial Officer, Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

