Form 10-Q
period 2019-06-30
BIOADAPTIVES, INC.
filed 2019-08-14
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number 000-54949

BioAdaptives Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-2592228
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2620 Regatta Drive, Suite 102, Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

(702) 659-8829

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES      ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES     ☒ NO

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting Company	☒
Emerging Growth Company	☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☒ YES     ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

18,576,379 common shares issued and outstanding as of August 12, 2019

Form 10-Q

PART I - FINANICAL INFORMATION

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$11,866	$56,215
Marketable securities	1,703	3,987
Inventory	7,720	49,857
Total Current Assets	21,289	110,059

TOTAL ASSETS	$21,289	$110,059

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	33,827	53,951
Derivative liabilities	545,866	662,038
Current portion of convertible notes - net of discount of $ 113,572 and $0	147,428	-
Notes Payable	15,000	-
Total Current Liabilities	742,121	715,989

Convertible notes - net of discount of $31,665 and $223,189	18,335	87,811
Total Liabilities	760,456	803,800

Stockholders’ Deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 18,096,169 and 18,096,169 shares issued and outstanding, and 560,968 and 275,502 issuable as of June 30, 2019 and December 31, 2018, respectively)	1,866	1,837
Additional paid-in capital	3,866,383	3,824,412
Accumulated deficit	(4,607,416)	(4,519,990)
Total Stockholders’ Deficit	(739,167)	(693,741)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,289	$110,059

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$5,171	$-	$6,703	$-
Cost of revenue	1,484	-	1,824	-
Gross Profit	3,687	-	4,879	-

Operating Expenses
General and administrative	14,592	66,147	24,359	68,771
Professional fees	6,356	97,750	42,256	103,560
Stock based compensation	21,000	94,515	42,000	94,515
Total Operating Expenses	41,948	258,412	108,615	266,846

Other Income (Expense)
Unrealized loss on marketable securities	(740)	1,819	(2,284)	1,154
Interest expense	(48,597)	(23,065)	(97,578)	(23,065)
Change in fair value of derivative liabilities	(92,273)	(133,117)	116,172	(133,117)
Total Other Income (Expense)	(141,610)	(154,363)	16,310	(155,028)

Loss before income taxes	(179,871)	(412,775)	(87,426)	(421,874)

Net loss	$(179,871)	$(412,775)	$(87,426)	$(421,874)

Net Loss Per Common Share:
Basic and Diluted	$(0.01)	$(0.02)	$(0.00)	$(0.03)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	18,565,818	16,871,256	18,495,520	16,539,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

					Additional
	Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2018	-	$-	18,371,671	$1,837	$3,824,412	$(4,519,990)	$(693,741)
Common stock issued for service - related party	-	-	144,713	15	20,985	-	21,000
Net loss for the period	-	-	-	-	-	92,445	92,445
Balance, March 31, 2019	-	$-	18,516,384	$1,852	$3,845,397	$(4,427,545)	$(580,296)
Common stock issued for service - related party	-	-	140,753	14	20,986	-	21,000
Net loss for the period	-	-	-	-	-	(179,871)	(179,871)
Balance, June 30, 2019	-	$-	18,657,137	$1,866	$3,866,383	$(4,607,416)	$(739,167)

					Additional			Accumulated Other
	Preferred stock		Common stock		paid-in	Subscription	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	capital	receivable	Deficit	Loss	Total

Balance, December 31, 2017	-	$-	15,578,262	$1,559	$3,115,273	$-	$(3,054,991)	$(58,336)	$3,505
Adoption of accounting standards	-	-	-	-	-	-	(58,336)	58,336	-
Common stock issued for cash	-	-	1,250,000	125	99,875	(100,000)	-	-	-
Gain on sales of asset to related party	-	-	-	-	32,000		-	-	32,000
Net loss for the period	-	-	-	-	-		(9,099)	-	(9,099)
Balance, March 31, 2018	-	$-	16,828,262	$1,684	$3,247,148	$(100,000)	$(3,122,426)	$-	$26,406
Common stock issued for service	-	-	154,807	15	42,135		-	-	42,150
Common stock issued with convertible notes	-	-	87,000	9	18,748		-	-	18,757
Cancellation of common stock issued for cash	-	-	(1,250,000)	(125)	(99,875)	100,000	-	-	-
Warrant issued for service	-	-	-	-	52,365		-	-	52,365
Reclassification of derivative liability from additional paid in capital	-	-	-	-	(42,196)		-	-	(42,196)
Net loss for the period	-	-	-	-	-		(412,775)	-	(412,775)
Balance, June 30, 2018	-	$-	15,820,069	$1,583	$3,218,325	$-	$(3,535,201)	$-	$(315,293)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(87,426)	$(421,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	14,650
Stock-based compensation - related party	42,000	27,500
Warrants issued for service	-	52,365
Change in fair value of derivative liabilities	(116,172)	133,117
Amortization of debt discount	77,952	18,678
Unrealized loss on investments in marketable securities	2,284	(1,154)
Changes in operating assets and liabilities:
Inventory	42,137	-
Prepaid expense and other current assets	-	(21,652)
Accounts payable and accrued liabilities	(20,124)	30,521
Net Cash Used in Operating Activities	(59,349)	(167,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of assets	-	32,000
Net cash Provided by Investing Activities	-	32,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes payable	15,000	-
Proceeds from Convertible notes	-	316,000
Net Cash Provided By Financing Activities	15,000	316,000

Net change in cash	(44,349)	180,151
Cash at beginning of period	56,215	360
Cash at end of period	$11,866	$180,511

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$18,260	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability recognized as debt discount	$145,237	$297,242
Issuance of common stock for conversion of debt and accrued interest	$-	$18,757
Reclassification of derivative liability from additional paid in capital due to tainted instruments	$-	$42,196
Gain on sale of asset to related party	$-	$32,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioAdaptives, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND HISTORY

Description of business

BioAdaptives, Inc. (formerly known as APEX 8 Inc.) (“BioAdaptives”,” Company”) was incorporated under the laws of the State of Delaware on April 19, 2013. BioAdaptives is a research, development, and educational company. Our current focus is on products and strategies that improve health and wellness. These products include dietary supplements, specialty food items, and proprietary methods of optimizing the bioelectromagnetic availability of foods and beverages. Our base of intellectual property and products, which are patent pending solutions in the form of devices and nutraceuticals, are designed to aid in cognition, focus, fatigue reduction, increased testosterone, improved overall emotional and physical wellness, healing, and anti-aging.

The Company’s strategy is to develop a position as a leader in supplying science-based quality nutraceutical products to an aging population within developed countries such as the United States, Canada, APAC countries, such as China, Japan, Korea, Singapore, Taiwan, Australia and New Zealand, as well as both Western and Eastern Europe, while continuing to create new innovative, health inspired products to start generating growth in sales and profitability. Some of the products have proven to be as effective or even more effective on horses and dogs than on humans and this has caused the Company to expand the target market to include dogs and horses.

Since 2014, BioAdaptives®, has been engaged in the research of primitive cells, including stem cells and their derivatives and natural ingredients which may encourage its proliferation. Such studies were conducted both on human and animals, in particular, canine and equine. The results have been encouraging. More in depth studies on this and other wellness aspects such as anti-aging and sports performance are scheduled.

On April 1, 2019, the Company moved its office to 4385 Cameron Street, Las Vegas, NV 89103.

2. SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10, have been omitted.

Consolidation

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

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive.

Lease

Effective January 1, 2019, we adopted Accounting Standards Codification 842, Leases (“ASC 842”). Operating lease right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income.

Financial Instruments and Fair Value Measurements

As defined in ASC 820” Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The following table summarizes fair value measurements by level at June 30, 2019 and December 31, 2018, measured at fair value on a recurring basis:

Fair Value Measurements as of June 30, 2019 Using:

	Total Carrying Value	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$1,703	$1,703	$-	$-

Liabilities
Derivative liabilities	$545,866	$-	$-	$545,866

Fair Value Measurements as of December 31, 2018 Using:

	Total	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$3,987	$3,987	$-	$-

Liabilities
Derivative liabilities	$662,038	$-	$-	$662,038

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $4,607,416 as of June 30, 2019. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. MARKETABLE SECURITIES

Equity securities at June 30, 2019 and December 31, 2018, were comprised of 105,736 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $1,703 and $3,987, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2019 and December 31, 2018 consists of the following;

	June 30,	December 31,
	2019	2018
Accounts payable	$3,056	$39,724
Accrued interest	10,451	8,185
Accrued liabilities	20,320	6,042
	$33,827	$53,951

6. NOTE PAYABLE

On March 28, 2019 and June 27, 2019, the Company issued note payable of $10,000 and $5,000 to a third party. The note is a 4% interest bearing promissory note that is payable on March 27, 2020 and June 30, 2020. During the six months ended June 30, 2019, the Company recognized interest expense of $103. As of June 30, 2019, the Company owed note payable of $15,000.

7. CONVERTIBLE NOTES

Convertible notes at June 30, 2019 and December 31, 2018 consists of the following:

	June 30,	December 31,
	2019	2018
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Total convertible notes payable	311,000	311,000

Less: Unamortized debt discount	(145,237)	(223,189)
Total convertible notes	165,763	87,811

Less: current portion of convertible notes	147,428	-
Long-term convertible notes	$18,335	$87,811

For the six months ended June 30, 2019 and 2018, the interest expense on convertible notes was $19,523 and $4,305, respectively. As of June 30, 2019, and December 31, 2018, the accrued interest was $10,347 and $8,185, respectively.

The Company recognized amortization expense related to the debt discount of $77,952 and $18,678 for the six months ended June 30, 2019 and 2018, respectively, which is included in interest expense in the statements of operation.

Convertible Notes – Issued during the year ended December 31, 2018

During the year ended December 31, 2018, the Company issued a total principal amount of $426,000 convertible notes for cash proceeds of $426,000. The convertible notes were also provided with a total of 107,000 common shares valued at $22,210. The terms of convertible notes are summarized as follows:

•	Term two years;
•	Annual interest rates 12%;
•	Convertible at the option of the holders at any time
•	Conversion prices are based on 50% discount to market value for the common stock based on a 4-week weekly average of the closing price.

8. DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

Fair Value Assumptions Used in Accounting for Derivative Liabilities.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the six months ended June 30, 2019 and year ended December 31, 2018, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six months ended	Year ended
	June 30,	December 31,
	2019	2018
Expected term	0.72 - 1.43 years	1.22 - 2.01 years
Expected average volatility	241% - 320%	265% - 309%
Expected dividend yield	-	-
Risk-free interest rate	1.92% - 2.40%	2.27% - 2.88%

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2019.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2018	$662,038
Gain on change in fair value of the derivative	(116,172)
Balance – June 30, 2019	$545,866

The aggregate (gain) loss on derivatives during the six months ended June 30, 2019 and 2018 was as follows;

	Six Months Ended
	June 30,
	2019	2018
Day one loss due to derivative liabilities on convertible notes	$-	$328,746
(Gain) loss on change in fair value of the derivative liabilities	(116,172)	(195,629)
	$(116,172)	$133,117

9. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2019, and December 31, 2018, no shares of preferred stock had been issued.

Common Stock

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock.

During the six months ended June 30, 2019, the Company recorded 285,466 common stock issuable valued at $42,000 based on an employment agreement – related party transaction.

As of June 30, 2019, and December 31, 2018, there were 18,096,169 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of June 30, 2019 and December 31, 2018, there were 560,968 shares and 275,502 shares of the Company’s common stock issuable, respectively.

Warrant

During the year ended December 31, 2018, the Company entered into an agreement with consultant to provide the Company with consulting services in exchange for 2-year warrant to purchase 200,000 shares of common stock with an exercise price of $0.1 per share. The Company recognized a warrant expense of $52,365, as stock-based compensation and additional paid-in capital. The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible note on in April 2018, which led to no explicit limit to the number of shares to be delivered upon future settlement of the conversion options (see Note 8).

The following table summarizes information relating to outstanding and exercisable stock options as of June 30, 2019:

Warrants Outstanding			Warrants Exercisable
Number of	Contractual life		Number of
Shares	(in years)	Exercise Price	Shares	Exercise Price
200,000	0.72	$0.10	200,000	$0.10

As of June 30, 2019, the aggregate intrinsic value of warrants outstanding was approximately $4,620 based on the closing market price of $0.1231 on June 30, 2019.

10. COMMITMENT

On March 30, 2018, the Company entered into a rental agreement with Ridge II Properties for the corporate office. Monthly rent is $1,000. The term of the lease is one year, beginning April 1, 2018 to June 30, 2019. Our office lease meets the definition of a short-term lease because the lease term is 12 months or less. Consequently, consistent with Company’s accounting policy election, the Company does not recognize the right-of-use asset and the lease liability arising from this lease. During the six months ended June 30, 2019, the Company incurred rent expense of $3,000.

11. SUBSEQUENT EVENT

As of August 12, 2019, the Company issued 480,210 restricted common stock to Dr. Edward Jacobs as his compensation from August 1, 2018 to June 30 2019. The Board is looking to finalizing the appointments of a President and a CFO for the Company by end of the third Quarter. The Board is further looking at opportunities in setting up a subsidiary company in the supply and marketing of Full Spectrum Hemp products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward- looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “Company” and “BioAdaptives” mean BioAdaptives Inc., unless otherwise indicated.

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

On June 21, 2013, our former sole officer and director, entered into a Share Purchase Agreement pursuant to which he sold an aggregate of 10,000,000 shares of his shares of the Company’s common stock to Ferris Holding, Inc. at a purchase price of $40,000. In the aggregate, these shares represented 100% of the Company’s issued and outstanding common stock. Effective upon the closing of the Share Purchase Agreement, our former sole officer and director owned no shares of the Company’s stock.

Additionally, on June 21, 2013, the Company accepted the resignations of our former sole officer and director as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. These resignations were in connection with the consummation of the Share Purchase Agreement with Ferris Holding, Inc., and were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Effective as of the same date, to fill the vacancies created by our former sole officer and director’s resignations, the Company elected and appointed Barry K. Epling as Chairman of the Board of Directors, and Gerald A. Epling, as President, Chief Executive Officer, Secretary, Chief Financial Officer and Member of the Board of Directors of the Company.

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

On July 14, 2014, the Company announced changes in its management. Gerald A. Epling, who had been serving as the Company’s Chief Executive Officer, Chief Financial Officer and a Director, resigned from all positions. His resignation was in connection to pursue other interests and was not the result of any disagreement with the Company on any matter relating to the Company’s operations or practices. On that same day, the Company elected Barry Epling, who also serves as Chief Executive Officer, President and Director of Ferris Holding (FHI) to the positions vacated by Gerald Epling. As of the date of the event, FHI was the Company’s controlling stockholder.

On February 6, 2015, the Company announced changes in its management. Barry Epling, who had been serving as the Company’s President, Chief Executive Officer, Chief Financial Officer, and Secretary, resigned from his positions. He remained the Company’s Chairman of the Board of Directors. His resignation was in connection to pursue other interests and was not the result of any disagreement with the Company on any matter relating to the Company’s operations or practices. On that same day, the Company elected Christopher G. Hall, as its President, Chief Executive Officer, Chief Financial Officer and Secretary. As of the date of the event, FHI was the Company’s controlling stockholder. On October 2, 2017 Barry Epling resigned as Chairman of the Board of Directors. At the same time, Ferris Holding, Inc where Barry Epling is the sole stockholder, gifted 9,628.568 shares of BioAdaptives, Inc to a 501 (C) 3 Breath of Life Foundation. As of June 30, 2019 , this share amount represented 51.84% of the Company’s shares issued and outstanding. Subsequently, Breath of Life Foundation assigned the irrevocable voting rights of its shareholding in BioAdaptives to the Board of Directors of BioAdaptives, Inc. As of this date of the event, FHI was no longer the Company’s controlling stockholder.

Christopher G. Hall also resigned on October 2, 2017 as its President, Chief Executive Officer. Chief Financial Officer and Secretary. However, He remains on the Advisory Board of the Company.

On the same day, October 2, 2017, Kim Southworth and Edward E Jacobs, Jr MD were appointed to the Board of Directors. Kim Southworth was also appointed Chief Executive Officer and Edward E Jacobs was appointed Chief Financial officer, Secretary and Scientific Director of the Company.

On May 15, 2018 James E Rouse was appointed to the Board and assumed the position of President of the Company.

On July 6, 2018 Kim Southworth resigned from the Company. On the same day, Edward E Jacobs Jr. MD was appointed Chief Executive Officer in addition to his existing responsibilities.

On September 10, 2018 James Rouse resigned from the Board and also his position as President of the Company. His business remained until September 25, 2018 as a consultant to the Company. Since then, Edward E Jacobs, Jr MD has been the Company’s sole Director, Chief Executive Officer, President, Secretary and Chief Financial Officer.

On May 10, 2019 the Company filed a Form 10-12(g) to return to a fully reporting entity. The Company received confirmation from Security Exchange Commission on August 1, 2019 that there was no further questions on this application.

Our Current Business

BioAdaptives, Inc is a research, development and educational Company. Our current focus is on products that improve health and wellness for both human and animal. These products include dietary supplements, specialty food items and proprietary methods of optimizing the bioelectromagnetic availability of foods and beverages. Our base of intellectual property and products, which are patent pending solutions in the form of devices and nutraceuticals, are designed to aid in memory, cognition, focus, fatigue reduction, management and balance of gut and weight, improve overall emotional and physical wellness, healing and anti-aging. The Company’s strategy is to develop a position as a leader in supplying science-based, quality nutraceutical products to an aging population within developed countries such as the United States, Canada APAC countries such as China, Japan, Korea, Singapore, Taiwan, Australia and New Zealand, as well as both Western and Eastern Europe, while continuing to create new and innovative health-inspired products to start generating growth in sales and profitability. Some of the products have proven to be as effective or even more effective on horses and dogs than on humans. This has caused the Company to expand the target markets to include companion animals.

Create market share in the rapidly growing aging population demographic. The Company’s strategy is to create its share in this demographic within developed countries by (i) emphasizing the benefits of its proprietary nutraceutical and Agronifier™ products and technology as well as creating additional products, and (ii) utilizing its marketing division to act as its sales and distribution arm to seek additional channels for sales coverage.

Focus on the aging population of developed countries. The Company believes that the population growth in the aged population demographic presents a unique opportunity. The World Health Organization has stated that the population growth for those 60 years and older will more than double from 11% to over 22% between 2000 and 2050, with the absolute number of people aged 60 and over expected to increase from 605 million to 2 billion within the same period. The Company also recognizes the rising buying power and interests of the Millennials in wellness products and their choice of communication medium being social media and internet, it intends to set up a section to anticipate growth in this area.

Make strategic acquisitions and diversify with subsidiary companies. The Company plans to capitalize on the significant opportunities for consolidation available in the nutraceutical industry. The Company anticipates that it will seek acquisitions that serve to expand the Company’s product brands, broaden its product offerings or facilitate entry into complementary distribution channels. The Company is studying the full spectrum hemp markets in its supplement food possibilities.

Continue to develop new products and product extensions. The Company seeks to continue to develop and commercialize nutraceutical products and through this effort intends to develop new and innovative products. During 2014, Ferris Holding, Inc., a Nevada corporation (“Ferris”), rebranded NutraLoad® and Bliss in A Bottle™, to PrimiCell® and PrimiLive® in an effort to keep a more consistent product naming convention going forward, and pursuant to the Product Agreement with Ferris, the Company continues to have the right to develop, market, and sell these products. Additionally, two new products Canine Regen® and Equine Regen® Plus were tested extensively in the United States, Australia, Singapore, and Europe. The results of both products have been favorable. The Equine product comes with a higher cost, however, very cost- effective when it is used by trainers and owners of performance horses. Thoroughbreds, polo ponies, cutting horses, barrel- racers and other competition horses have shown significant improvement in hooves, coat, mane, strength, speed, endurance, recovery, responsiveness, and several other areas which overall improvements has been attributed to the increase in stem cells in horses. The canine product has also been found to be a cost-effective introduction for dogs, in particular, geriatric dogs.

Capitalize on strong international growth. The Company believes that international sales represent a significant growth opportunity as aging population growth outside North America exceeds 1 billion people. The Company plans to aggressively pursue international sales by adding additional salespeople within its marketing effort, developing a network in high growth regions, and continuing its efforts to register products and trademarks in attractive foreign markets.

We can make no assurances that we will find commercial success in any of our products. We plan to rely upon our sales and licensing of our licensed Agronifier technology and direct and indirect sales of the Primi line and Regen animal products for revenues, neither of which have produced any significant revenue since our inception. We are a new company and thus have very limited experience in sales expectations and forecasting.

Results of Operations

Three and Six Months Ended June 30, 2019 and 2018

We had a net loss of $179,871 for the six-month period ended June 30, 2019, which was $232,904 less than the net loss of $412,774 for the six-month period ended June 30, 2018. The change in our results over the two periods is primarily in a slight revenue and a decrease in operating expenses. The Company commenced selling the products from the current period.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended June 30, 2019 and 2018:

	Changes Between Three Month Periods Ended June 30
	2019	2018	Changes
Revenue	$5,171	$-	5171
Cost of Sales	1,484	-	1484
Operation Expenses	41,948	258,412	232,904
Other income (expenses)	(141,610)	(154,363)	12,753
Net Income (loss)	(179,871)	(412,775)	(232,904)

The following table summarizes key items of comparison and their related increase (decrease) for the six-month periods ended June 30, 2019 and 2018:

	Changes Between Six Month Periods Ended June 30
	2019	2018	Changes
Revenue	$6,703	$-	6,703
Cost of Sales	1,824	-	1824
Operation Expenses	108,615	266,846	158,231
Other income (expenses)	16,310	(155,028)	(171,338)
Net Income (loss)	(87,426)	(421,874)	334,448

Revenue

We earned revenues of $5,171 and $6,703 for the three and six months ended June 30, 2019 and 2018.

Operating Expenses

The following table summarizes our operating expenses for the three- and six-month periods ended June 30, 2019 and 2018

	Changes Between Three Month Periods Ended June 30
	2019	2018	Changes
General Administration	$14,592	$66,147	$51,555
Professional Fees	6,356	97,750	91,394
Stock Based Compensation	21,000	94,515	73,515
Total	41,948	258,412	216,464

Our general, administrative and professional fees are largely attributable to office, rent, advertising, consultants and transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company and in 2018, the professional fees reflect the cost of catching up with unaudited accounting in 2017 as well.

	Changes Between Six Month periods
	Ended June 30
	2019	2018	Changes
General Administration	$24,359	$68,771	$44,412
Professional Fees	42,256	103,560	61,304
Stock based compensation	42,000	94,515	52,515
Total	108,615	266,846	158,231

Our general and administrative expenses decreased in the three and six months ended June 30, 2019 due to a change in management and its cost saving directions, as well as a decrease in travelling and promotion expenses. In consolidating responsibilities and working with less consultants, we reduced the stock-based compensation. Having completed bulk of the catchup accounting and auditing work, we have also reduced our outside professionals support for our accounting and auditing process, which has resulted in a decrease in Professional Fees, in the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018.

Other income (expense)

The Company recorded interest expense of $48,597 and $23,056 for the three months ended June 30, 2019 and 2018 and $97,578 and $23,065 for the six months ended June 30, 2019 and 2018, respectively.

Net loss

As a result of our operating expenses the Company reported a net loss of $179,871 and $412,775 for the three months ended June 30, 2019 and 2018 and $87,426 and $421,874 for the six months ended June 30, 2019 and 2018 respectively.

Comprehensive income (loss)

The Company reported an unrealized loss on marketable securities of $740 and an unrealized gain on marketable securities of $1,819 for the three months ended June 30, 2019 and 2018 and an unrealized loss on marketable securities $2,284 and an unrealized gain on marketable securities of $1,154 for the six months ended September June, 2019 and 2018 respectively.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2019 reflects current assets of $21,289. We had cash in the amount of $11,866 and working capital deficiency in the amount of $739,167 as of June 30, 2019.

Working Capital (Deficiency)

	June 30, 2019	December 31, 2018	Change

Current Assets	$21,289	$110,059	88,770
Current Liabilities	$760,456	$803,800	43,344
Working Capital (Deficiency)	$(739,167)	$(693,741)	45,426

Cash Flows

	Six Months Ended June 30,
	2019	2018	Change
Cash provided by (used in) Operating Activities	$(59,349)	$(167,349)	$108,000
Cash provided in Investing Activities	$-	32,000	32,000

Cash provided by (used in) Financing Activities	$15,000	316,000	301,000
Net Increase (Decrease) In Cash During Period	11,866	180,511	168,645

Net cash used by operating activities during the six months ended June 30, 2019 was $59,349, a decrease of $108,000 from the $167,349 net cash used in operating activities during the six months ended June 30, 2018

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2019 was $15,000, a decrease of $301,000 from the $316,000 net cash provided in financing activities during the six months ended June 30, 2018.

As of June 30, 2019, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

At June 30, 2019, we had $11,866 of cash on-hand and an accumulated deficit of $4,607,416, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of June 30, 20169. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

The financial statements included in this quarterly report have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through our business. However, even if we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where we will generate profits and positive cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States (“US GAAP”). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to US GAAP and are consistently and conservatively a that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both USGAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Section 302 Certification by the Principal Executive Officer and Principal Financial Officer

32.1	Section 906 Certification by the Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioAdaptives Inc. (Registrant)

Dated: August 13, 2019	By:	/s/ Edward E.Jacobs, Jr
Edward E. Jacobs, Jr
President, Chief Executive Officer, Chief Financial Officer, Secretary (Principal Executive Officer and Principal Financial Officer )

