Form 10-Q
period 2019-09-30
BIOADAPTIVES, INC.
filed 2019-11-07
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

18,829,109 common shares issued and outstanding as of November 5, 2019

Form 10-Q

PART I - FINANICAL INFORMATION

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018

ASSETS
Current Assets:
Cash	$155	$56,215
Marketable securities	1,301	3,987
Inventory	12,783	49,857
Other receivable	180	-
Total Current Assets	14,419	110,059

TOTAL ASSETS	$14,419	$110,059

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	743	-
Accounts payable and accrued liabilities	38,546	53,951
Derivative liabilities	506,958	662,038
Current portion of convertible notes - net of discount of $106,871 and $0	204,129	-
Notes Payable	34,917	-
Total Current Liabilities	785,293	715,989

Convertible notes - net of discount of $0 and $223,189	-	87,811
Total Liabilities	785,293	803,800

Stockholders' Deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 18,829,109 and 18,096,169 shares issued and outstanding, and 252,730 and 275,502 issuable as of September 30, 2019 and December 31, 2018, respectively)	1,883	1,837
Additional paid-in capital	3,889,564	3,824,412
Accumulated deficit	(4,662,321)	(4,519,990)
Total Stockholders' Deficit	(770,874)	(693,741)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,419	$110,059

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$2,076	$-	$8,779	$-
Cost of revenue	435	-	2,259	-
Gross Profit	1,641	-	6,520	-

Operating Expenses
General and administrative	16,808	66,465	41,167	135,236
Professional fees	6,874	61,534	49,130	165,094
Stock based compensation	23,198	85,270	65,198	179,785
Total Operating Expenses	46,880	213,269	155,495	480,115

Other Income (Expense)
Unrealized loss on marketable securities	(402)	(1,174)	(2,686)	(20)
Interest expense	(48,172)	(159,373)	(145,750)	(182,438)
Change in fair value of derivative liabilities	38,908	(274,782)	155,080	(407,899)
Total Other Income (Expense)	(9,666)	(435,329)	6,644	(590,357)

Loss before income taxes	(54,905)	(648,598)	(142,331)	(1,070,472)

Net loss	$(54,905)	$(648,598)	$(142,331)	$(1,070,472)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.04)	$(0.01)	$(0.06)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	18,710,782	16,559,359	18,568,062	16,546,262

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2018	-	$-	18,371,671	$1,837	$3,824,412	$(4,519,990)	$(693,741)

Common stock issued for service - related party	-	-	144,713	15	20,985	-	21,000
Net loss for the period	-	-	-	-	-	92,445	92,445

Balance, March 31, 2019	-	$-	18,516,384	$1,852	$3,845,397	$(4,427,545)	$(580,296)

Common stock issued for service - related party	-	-	140,753	14	20,986	-	21,000
Net loss for the period	-	-	-	-	-	(179,871)	(179,871)

Balance, June 30, 2019	-	$-	18,657,137	$1,866	$3,866,383	$(4,607,416)	$(739,167)

Common stock issued for service - related party	-	-	171,972	17	23,181	-	23,198
Net loss for the period	-	-	-	-	-	(54,905)	(54,905)

Balance, September 30, 2019	-	$-	18,829,109	$1,883	$3,889,564	$(4,662,321)	$(770,874)

	Preferred stock		Common stock		Additional paid-in	Subscription	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	capital	receivable	Deficit	Loss	Total

Balance, December 31, 2017	-	$-	15,578,262	$1,559	$3,115,273	$-	$(3,054,991)	$(58,336)	$3,505

Adoption of accounting standards	-	-	-	-	-	-	(58,336)	58,336	-
Common stock issued for cash	-	-	1,250,000	125	99,875	(100,000)	-	-	-
Gain on sales of asset to related party	-	-	-	-	32,000		-	-	32,000
Net loss for the period	-	-	-	-	-		(9,099)	-	(9,099)

Balance, March 31, 2018	-	$-	16,828,262	$1,684	$3,247,148	$(100,000)	$(3,122,426)	$-	$26,406

Common stock issued for service	-	-	154,807	15	42,135	-	-	-	42,150
Common stock issued with convertible notes	-	-	87,000	9	18,748	-	-	-	18,757
Cancellation of common stock issued for cash	-	-	(1,250,000)	(125)	(99,875)	100,000	-	-	-
Warrant issued for service	-	-	-	-	52,365	-	-	-	52,365
Reclassification of derivative liability from additional paid in capital	-	-	-	-	(42,196)	-	-	-	(42,196)
Net loss for the period	-	-	-	-	-	-	(412,775)	-	(412,775)

Balance, June 30, 2018	-	$-	15,820,069	$1,583	$3,218,325	$-	$(3,535,201)	$-	$(315,293)

Common stock issued for service	-	-	527,168	53	85,217	-	-	-	85,270
Common stock issued with convertible notes	-	-	10,000	1	1,753	-	-	-	1,754
Common stock issued for conversion of debt	-	-	1,200,027	120	116,630	-	-	-	116,750
Resolution of derivative liabilities	-	-	-	-	239,518	-	-	-	239,518
Net loss for the period	-	-	-	-	-	-	(648,598)	-	(648,598)

Balance, September 30, 2018	-	$-	17,557,264	$1,757	$3,661,443	$-	$(4,183,799)	$-	$(520,599)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(142,331)	$(1,070,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	44,095
Stock-based compensation - related party	65,198	83,325
Warrants issued for service	-	52,365
Change in fair value of derivative liabilities	(155,080)	407,899
Amortization of debt discount	116,318	147,719
Unrealized loss on investments in marketable securities	2,686	20
Changes in operating assets and liabilities:
Inventory	37,074	-
Prepaid expense and other current assets	(180)	(21,681)
Accounts payable and accrued liabilities	(15,405)	39,099
Net Cash Used in Operating Activities	(91,720)	(317,631)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of assets	-	32,000
Net cash Provided by Investing Activities	-	32,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes payable	36,900	-
Repayments of notes payable	(1,983)	-
Proceeds from Convertible notes	-	376,000
Bank overdraft	743	-
Net Cash Provided By Financing Activities	35,660	376,000

Net change in cash	(56,060)	90,369
Cash at beginning of period	56,215	360
Cash at end of period	$155	$90,729

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$27,769	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability recognized as debt discount	$145,237	$355,489
Issuance of common stock for conversion of debt and accrued interest	$-	$116,750
Reclassification of derivative liability from additional paid in capital due to tainted instruments	$-	$42,196
Gain on sale of asset to related party	$-	$32,000
Resolution of derivative liability upon conversion of debt	$-	$239,518
Common stock issued in conjunction with convertible notes	$-	$20,511

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

On May 22, 2019, the Company moved its corporate office to 2620 Regatta Drive, Suite 102, Las Vegas, NV 89128, but maintained fulfillment facilities at 4385 Cameron Street, Suite B, Las Vegas, NV 89103.

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

The following table summarizes fair value measurements by level at September 30, 2019 and December 31, 2018, measured at fair value on a recurring basis:

Fair Value Measurements as of September 30, 2019 Using:

	Total Carrying Value as of September	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$1,702	$1,702	$-	$-

Liabilities
Derivative liabilities	$506,958	$-	$-	$506,958

Fair Value Measurements as of December 31, 2018 Using:

	Total Carrying	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$3,987	$3,987	$-	$-

Liabilities
Derivative liabilities	$662,038	$-	$-	$662,038

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $4,662,321 as of September 30, 2019. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. MARKETABLE SECURITIES

Equity securities at September 30, 2019 and December 31, 2018, were comprised of 105,736 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $1,301 and $3,987, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2019 and December 31, 2018 consists of the following;

	September 30,	December 31,
	2019	2018
Accounts payable	$410	$39,724
Accrued interest	10,748	8,185
Accrued liabilities	27,388	6,042
	$38,546	$53,951

6. NOTE PAYABLE

On March 28, 2019, June 27, 2019 and July 26, 2019, the Company issued note payable of $10,000, $5,000 and $10,000 to a related party. The note is a 4% interest bearing promissory note that is payable on March 27, 2020, June 30, 2020 and July 25, 2020.

On August 1, 2019, the Company issued note payable of $11,900 to a third party. The repayment amount is $12,852 and the term is 6 months. During the nine months ended September 30, 2019, the Company repaid $2,162 including interest expense of $174.

During the nine months ended September 30, 2019, the Company recognized interest expense of $506. As of September 30, 2019, the Company owed note payable of $34,917.

7. CONVERTIBLE NOTES

Convertible notes at September 30, 2019 and December 31, 2018 consists of the following:

	September 30,	December 31,
	2019	2018
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Total convertible notes payable	311,000	311,000

Less: Unamortized debt discount	(106,871)	(223,189)
Total convertible notes	204,129	87,811

Less: current portion of convertible notes	204,129	-
Long-term convertible notes	$-	$87,811

For the nine months ended September 30, 2019 and 2018, the interest expense on convertible notes was $28,926 and $34,491, respectively. As of September 30, 2019, and December 31, 2018, the accrued interest was $10,420 and $8,185, respectively.

The Company recognized amortization expense related to the debt discount of $116,318 and $147,719 for the nine months ended September 30, 2019 and 2018, respectively, which is included in interest expense in the statements of operation.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the nine months ended September 30, 2019 and year ended December 31, 2018, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine Months Ended	Year ended
	September 30,	December 31,
	2019	2018
Expected term	0.47 - 1.43 years	1.22 - 2.01 years
Expected average volatility	229% - 320%	265% - 309%
Expected dividend yield	-	-
Risk-free interest rate	1.75% - 2.40%	2.27% - 2.88%

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2019.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2018	$662,038

Gain on change in fair value of the derivative	(155,080)
Balance - September 30, 2019	$506,958

The aggregate (gain) loss on derivatives during the nine months ended September 30, 2019 and 2018 was as follows;

	Nine Months Ended
	September 30,
	2019	2018
Day one loss due to derivative liabilities on convertible notes	$-	$404,339
(Gain) loss on change in fair value of the derivative liabilities	(155,080)	3,560
	$(155,080)	$407,899

9. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of September 30, 2019, and December 31, 2018, no shares of preferred stock had been issued.

Common Stock

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock.

During the nine months ended September 30, 2019, the Company recorded 171,972 common stock issuable valued at $21,000 based on an employment agreement – related party transaction.

As of August 12, 2019, the Company issued 480,210 restricted common stock to Dr. Edward Jacobs as his compensation from August 1, 2018 to June 30, 2019.

As of September 30, 2019, and December 31, 2018, there were 18,829,109 and 18,371,671 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of September 30, 2019 and December 31, 2018, there were 252,730 shares and 275,502 shares of the Company’s common stock issuable, respectively.

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

The following table summarizes information relating to outstanding and exercisable stock options as of September 30, 2019:

Warrants Outstanding			Warrants Exercisable
Number of	Contractual life		Number of
Shares	(in years)	Exercise Price	Shares	Exercise Price
200,000	0.47	$0.10	200,000	$0.10

As of September 30, 2019, the aggregate intrinsic value of warrants outstanding was approximately $480 based on the closing market price of $0.1024 on September 30, 2019.

10. COMMITMENT

On March 30, 2018, the Company entered into a rental agreement with Ridge II Properties for the corporate office. Monthly rent is $1,000. The term of the lease is one year, beginning April 1, 2018 to March 30, 2019. Our office lease meets the definition of a short-term lease because the lease term is 12 months or less. Consequently, consistent with Company’s accounting policy election, the Company does not recognize the right-of-use asset and the lease liability arising from this lease. During the nine months ended September 30, 2019, the Company incurred rent expense of $3,000.

In September 2019, the Company entered into an employment agreement and approved a base compensation of $5,000 per month and 250,000 shares valued at $26,375 to be issued on August 31, 2020. As of September 30, 2019, the Company recorded $5,000 as accrued liabilities and stock-based compensation of $2,198 for the nine months ended September 30, 2019.

11. SUBSEQUENT EVENT

On October 1, 2019, Ronald T. Lambrecht joined the Company as its Chief Financial Officer. At the same time, he also assumed the position of Chief Financial Officer of the Company’s majority owned subsidiary, LiveStock Impact, Inc. Dr. Edward E. Jacobs, Jr and Robert W Ellis joined the Board of LiveStock Impact, Inc.

On October 25, 2019, the Company issued note payable of $40,500 to a third party with an interest at the rate of ten percent (10%) per annum. The note is for the term of 12 months.

In October, the Company also started a survey on a Pain Relief supplement under the BioAdaptives label to prepare for the product launch at the end of the year.

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

On February 6, 2015, the Company announced changes in its management. Barry Epling, who had been serving as the Company's President, Chief Executive Officer, Chief Financial Officer, and Secretary, resigned from his positions. He remained the Company's Chairman of the Board of Directors. His resignation was in connection to pursue other interests and was not the result of any disagreement with the Company on any matter relating to the Company's operations or practices. On that same day, the Company elected Christopher G. Hall, as its President, Chief Executive Officer, Chief Financial Officer and Secretary. As of the date of the event, FHI was the Company's controlling stockholder. On October 2, 2017 Barry Epling resigned as Chairman of the Board of Directors. At the same time, Ferris Holding, Inc where Barry Epling is the sole stockholder, gifted 9,628.568 shares of BioAdaptives, Inc to a 501 (C) 3 Breath of Life Foundation. As of June 30, 2019 , this share amount represented 51.84% of the Company’s shares issued and outstanding. Subsequently, Breath of Life Foundation assigned the irrevocable voting rights of its shareholding in BioAdaptives to the Board of Directors of BioAdaptives, Inc. As of this date of the event, FHI was no longer the Company’s controlling stockholder.

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

On September 10, 2018 James Rouse resigned from the Board and also his position as President of the Company. His business remained until September 25, 2018 as a consultant to the Company. Since then, Edward E Jacobs, Jr MD has been the Company's sole Director, Chief Executive Officer, President, Secretary and Chief Financial Officer.

On May 10, 2019 the Company filed a Form 10-12(g) to return to a fully reporting entity. The Company received confirmation from Security Exchange Commission on August 1, 2019 that there were no further questions on this application.

On September 1, 2019, Robert W, Ellis joined the Company as its President, while Dr. Edward E. Jacobs, Jr remained the Chief Executive Officer and Chief Scientific Director.

The Company also announced on September 18, 2019, the formation of a majority owned subsidiary, LiveStock Impact, Inc, concentrating in BioAdaptives’ animal business: supplying supplement feed to both livestock and companion animals. This subsidiary is managed by BioAdaptives’ long time consultant, Bruce Colclasure. LiveStock Impact, Inc will be active from the last quarter.

An 8K was filed on September 24, 2019 outlining all the changes and details.

Our Current Business

BioAdaptives, Inc is a research, development and educational Company. Our current focus is on products that improve health and wellness for both human and animal. These products include dietary supplements, specialty food items and proprietary methods of optimizing the bioelectromagnetic availability of foods and beverages. Our base of intellectual property and products, which are patent pending solutions in the form of devices and nutraceuticals, are designed to aid in memory, cognition, focus, fatigue reduction, management and balance of gut and weight, improve overall emotional and physical wellness, pain relief, assisting sleep, healing and anti-aging. The Company’s strategy is to develop a position as a leader in supplying science-based, quality nutraceutical products to an aging population within developed countries such as the United States, Canada APAC countries such as China, Japan, Korea, Singapore, Taiwan, Australia and New Zealand, as well as both Western and Eastern Europe, while continuing to create new and innovative health-inspired products to start generating growth in sales and profitability. Some of the products have proven to be as effective or even more effective on horses and dogs than on humans. This has caused the Company to expand the target markets to include companion animals.

Create market share in the rapidly growing aging population demographic. The Company's strategy is to create its share in this demographic within developed countries by (i) emphasizing the benefits of its proprietary nutraceutical and Agronifier™ products and technology as well as creating additional products, and (ii) utilizing its marketing division to act as its sales and distribution arm to seek additional channels for sales coverage.

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

Make strategic acquisitions and diversify with subsidiary companies. The Company plans to capitalize on the significant opportunities for consolidation available in the nutraceutical industry. The Company anticipates that it will seek acquisitions that serve to expand the Company's product brands, broaden its product offerings or facilitate entry into complementary distribution channels. The Company, after studying the full spectrum hemp markets in its supplement food possibilities, announced on September 24, 2019, the formation of a division to engage in hemp products, Tizhemp. Such products in the forms of topicals, tea and powder will be available the last quarter of 2019.

Continue to develop new products and product extensions. The Company seeks to continue to develop and commercialize nutraceutical products and through this effort intends to develop new and innovative products. During 2014, Ferris Holding, Inc., a Nevada corporation ("Ferris"), rebranded NutraLoad® and Bliss in A Bottle™, to PrimiCell® and PrimiLive® in an effort to keep a more consistent product naming convention going forward, and pursuant to the Product Agreement with Ferris, the Company continues to have the right to develop, market, and sell these products. Additionally, two new products Canine Regen® and Equine Regen® Plus were tested extensively in the United States, Australia, Singapore, and Europe. The results of both products have been favorable. The Equine product comes with a higher cost, however, very cost- effective when it is used by trainers and owners of performance horses. Thoroughbreds, polo ponies, cutting horses, barrel- racers and other competition horses have shown significant improvement in hooves, coat, mane, strength, speed, endurance, recovery, responsiveness, and several other areas which overall improvements has been attributed to the increase in stem cells in horses. The canine product has also been found to be a cost-effective introduction for dogs, in particular, geriatric dogs.

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

Results of Operations

Three and Nine Months Ended September 30, 2019 and 2018

We had a net loss of $142,331 for the nine-month period ended September 30, 2019, which was $928,141 less than the net loss of $1,070,472 for the nine-month period ended September 30, 2018. The change in our results over the two periods is primarily in a slight revenue generated and a considerable decrease in operating expenses and other expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended September 30, 2019 and 2018:

	Changes Between Three Month Periods Ended
	September 30
	2019	2018	Changes
Revenue	$2,076	$-	2,076
Cost of Sales	435	-	435
Operation Expenses	46,880	213,269	(166,389)
Other income (expenses)	(9,666)	(435,329)	425,663
Net Income (loss)	(54,905)	(648,598)	593,693

The following table summarizes key items of comparison and their related increase (decrease) for the nine-month periods ended September 30, 2019 and 2018:

	Changes Between Nine Month Periods Ended
	September 30
	2019	2018	Changes
Revenue	$8,779	$-	8,779
Cost of Sales	2,259	-	2,259
Operation Expenses	155,495	480,115	(324,620)
Other income (expenses)	6,644	(590,357)	597,001
Net Income (loss)	(142,331)	(1,070,472)	928,141

Revenue

We earned revenues of $2,076 and $8,779 for the three and nine months ended September 30, 2019 and 2018.

Operating Expenses

The following table summarizes our operating expenses for the three- and nine-month periods ended September 30, 2019 and 2018

	Changes Between Three Month Periods Ended
	September 30
	2019	2018	Changes
General Administration	$16,808	$66,465	(49.657)
Professional Fees	6,874	61,534	(54,660)
Stock Based Compensation	23,198	85,270	(62,072)
Total	46,880	213,269	(166,398)

Our general, administrative and professional fees are largely attributable to office, rent, advertising, consultants and transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company and in 2018, the professional fees reflect the cost of catching up with unaudited accounting which was no longer the case in 2019.

	Changes Between Six Month Periods Ended
	September 30
	2019	2018	Changes
General Administration	$41,167	$135,236	(94,069)
Professional Fees	49,130	165,094	(115,964)
Stock based compensation	65,198	179,785	(114,587)
Total	155,495	480,115	(324,620)

Our general and administrative expenses decreased in the three and nine months ended September 30, 2019 due to a change in management and its cost saving directions, as well as a decrease in travelling and promotion expenses. In consolidating responsibilities and working with less consultants, we reduced the stock-based compensation. Having completed bulk of the catchup accounting and auditing work, we have also reduced our outside professionals support for our accounting and auditing process, which has resulted in a decrease in Professional Fees, in the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018.

Other income (expense)

The Company recorded interest expense of $9,666 and $435,329 for the three months ended September 30, 2019 and 2018 and $6,644 and $407.889 for the nine months ended September 30, 2019 and 2018, respectively.

Net loss

As a result of our operating expenses the Company reported a net loss of $54,905 and $648,598 for the three months ended September 30, 2019 and 2018 and $142,331 and $1,070,472 for the nine months ended September 30, 2019 and 2018 respectively.

Comprehensive income (loss)

The Company reported an unrealized loss on marketable securities of $402 and $1,174 for the three months ended September 30, 2019 and 2018 and an unrealized loss on marketable securities of $2,686 and $20 for the nine months ended September e, 2019 and 2018 respectively.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2019 reflects current assets of $14,419. We had cash in the amount of $155 and working capital deficiency in the amount of $770,874 as of September 30, 2019.

Working Capital (Deficiency)
	September	December
	30,2019	31,2018	Change

Current Assets	$14,419	$110,059	(95,640)
Current Liabilities	$782,293	$715,989	69,304
Working Capital (Deficiency)	$(770,874)	$(605,930)	(164,944)

Cash Flows
	Nine Months Ended
	September 30,
	2019	2018	Change
Cash provided by (used in) Operating Activities	$(91,720)	$(317,631)	$225,911
Cash provided in Investing Activities	$-	32,000	(32,000)
Cash provided by (used in) Financing Activities	$35,660	376,000	(340,340)
Net Increase (Decrease) In Cash During Period	(56,060)	90,369	(146,429)

Net cash used by operating activities during the nine months ended September 30, 2019 was $91,720, a decrease of $225,911 from the $317,631 net cash used in operating activities during the nine months ended September 30, 2018

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2019 was $35,660, a decrease of $340,340 from the $376,000 net cash provided in financing activities during the nine months ended September 30, 2018.

As of September 30, 2019, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

At September 30, 2019, we had $155 of cash on-hand and an accumulated deficit of $4,662,321, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of September 30, 2019. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Section 302 Certification by the Principal Executive Officer

31.2	Section 302 Certification by the Principal Financial Officer

32.1	Section 906 Certification by the Principal Executive Officer

32.2	Section 906 Certification by the Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioAdaptives Inc.
(Registrant)

Dated: November 6, 2019	/s/ Edward E.Jacobs, Jr
Edward E. Jacobs, Jr
Chief Executive Officer, Secretary
(Principal Executive Officer )

/s/ Robert W. Ellis
Robert W. Ellis
President, Chief Financial Officer,
(Principal Financial Officer)

