Form 10-K
period 2019-12-31
BIOADAPTIVES, INC.
filed 2020-05-01
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-54949

BioAdaptives, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2592228
(State of incorporation)	(IRS Employer ID Number)

2620 Regatta Drive, Suite 102, Las Vegas, NV

(Address of principal executive offices)

(702) 659-8829

(Issuer's telephone number)

Securities registered pursuant to Section 12 (b) of the Act - None

Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates as of December 31, 2019 was approximately : $ 2,263,470 based on 16,336,847 shares held by non-affiliates.

As of December 31, 2019, there were 18,576,379 shares of Common Stock issued and outstanding.

BioAdaptives, Inc.

Form 10-K for the Year Ended December 31, 2019

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1 - Business

The Company’s History

BioAdaptives, Inc., ("BioAdaptives," the "Company," or "we" or "us") was incorporated in the State of Delaware on April 19, 2013, as APEX 8 Inc. From inception through October 21, 2013, the Company was in the developmental stage and conducted virtually no business operations, other than organizational activities and preparation of a registration statement on Form 10-12g (the "Registration Statement"), which was filed with the U.S. Securities and Exchange Commission on May 3, 2013. On June 11, 2013, the SEC staff informed the Company that it had no further comments on this filing.

On June 21, 2013, the Company’s sole officer, director and shareholder, Richard Chiang, sold 10,000,000 shares of the Company’s common stock, constituting 100% of its issued and outstanding shares, to Ferris Holding Inc., a Nevada corporation (“FHI”), for a purchase price of $40,000. Effective the same date, Mr. Chiang or the Company appointed Barry K. Epling, who was the sole shareholder of FHI, as Chairman of the Board of Directors, and Gerald A. Epling as its President, Chief Executive Officer, Secretary, Chief Financial Officer and a director; Mr. Chiang then resigned. On September 25, 2013, the Company changed its name to BioAdaptives, Inc.

Shortly afterwards, on October 21, 2013, the Company closed on two material transactions, acquiring assets, intellectual property and license rights covering the design and manufacture of certain nutraceutical products, and licenses from BioSwan, Inc. a Nevada corporation that was a wholly owned subsidiary of Hemp, Inc., another Nevada corporation. As part of these transactions, which are discussed more fully in its October 21, 2013, Form 8-K, the Company issued 2,000,000 shares of common stock to BioSwan.

The BioSwan shares were transferred to Hemp as a dividend on October 25, 2013. The Company then filed a Form S-1 registration statement with the SEC, registering an offering of 2,005,000 shares for distribution by Hemp as a dividend to its shareholders (the additional 5,000 shares permitted rounding-up avoid issuance of fractional shares). On January 10, 2014, the SEC notified the Company that the registration statement was effective and on July 9, 2014, the Company’s shares commenced trading in the Over-the-Counter market under the trading symbol BDPT.

The Company commenced executing its business plan, seeking to develop supply chain, manufacturing and retail distribution to exploit the BioSwan assets. On May 20, 2014, the Company’s PCAOB auditor, Kenne Ruan, P.C., resigned and it appointed Anton & Chia LLP. Thereafter, it went through several management changes: On July 14, 2014, Gerald A. Epling, resigned as an officer and director and the Company appointed Barry K. Epling as President, Chief Executive Officer, Chief Financial Officer and Secretary. On February 6, 2015, Barry K. Epling resigned as an officer of the Company but remained as its sole director. On that same day, the Company appointed Christopher G. Hall, as its President, Chief Executive Officer, Chief Financial Officer and Secretary. On May 23, 2o15, the Company also changed its PCAOB auditor, dismissing Anton & Chia, LLP and retaining Malone & Bailey, LLP.

On March 31, 2017, the Company filed a Form 15-15D with the SEC, terminating its status as an SEC-reporting company; it was current in its Continuous Disclosure obligations at that time. The Company continued to provide financial and other reports to shareholders and the public by means of the Alternative Reporting System operated by OTC Markets Group, Inc. Its shares continued to trade in the OTC market and it also continued to execute its business plan.

On October 2, 2017, the Board of Directors appointed Kim Southworth and Edward E Jacobs, Jr MD as directors and Barry K. Epling resigned as Chairman. FHI donated 9,628.568 shares of the Company’s common stock to the Breath of Life Foundation, a Section 501(c)(3) non-profit organization. At that time, these shares constituted 51.84% of the Company’s issued and outstanding shares and, as part of the grant, Breath of Life granted the Company’s Board of Directors an irrevocable proxy to vote them. With these actions, Barry K. Epling terminated his relationship with the Company as an owner (direct or indirect), officer or director. On that same day, Christopher G. Hall resigned as an officer of the Company (he remains on the Advisory Board); Southworth was appointed Chief Executive Officer; and Edward E Jacobs was appointed Chief Financial officer, Secretary and Scientific Director of the Company.

On May 15, 2018, the Board of Directors appointed James E Rouse as a director; the Company also appointed him as President. On July 6, 2018, Southworth resigned from the Company and Dr. Jacobs was appointed Chief Executive Officer in addition to his existing responsibilities. On September 10, 2018, Mr. Rouse resigned as an officer and director of the Company although a company he controls provided consulting services until September 25, 2018.

On May 10, 2019, the Company filed a Form 10-12g with the SEC, re-entering the Continuous Disclosure program and registering its common stock under Section 12(g) of the Securities Exchange Act of 1934. On August 1, 2019, the SEC staff informed the Company that it had no further comments on this filing.

On September 11, 2019, the Company appointed Robert Ellis as President and Ron Lambrecht as Chief Financial Officer.

On February 6, 2020, the Board of Directors exercised its authority under the Delaware General Corporations Law to establish its Series A Preferred Stock. The Series A has enhanced voting and conversion privileges and can be used by the Company to settle recorded debt or exchange for new product rights or techniques. On this same day, the Board of Directors authorized an increase in the Company’s authorized common stock from 100,000,000 to 200,000,000; holders of a majority of the Company’s common shares consented to the increase.

The Company’s Business

BioAdaptives, Inc is a research, development, and educational company. It manufactures and distributes natural plant- and algal-based products that improve health and wellness for humans and animals, with an emphasis on pain relief, immune support, and anti-aging properties. These products include dietary supplements, specialty food items and proprietary methods of optimizing the availability of foods and beverages. These products are designed to aid memory, cognition, and focus; assist in sleep and fatigue reduction through increased mitochondrial energy; provide pain relief and healing; and generally improve overall emotional and physical wellness. The science behind our products has also proven to be effective for performance enhancement and pain relief for horses and dogs as well as providing improvements in appearance. Our current product lines include PrimiCell®, a primitive cell activator, PrimiLungs™, a lung immune defense product and PluriPain™, a fast-acting, long-lasting, all-natural pain relief management nutraceutical for humans. The Company also provides a cell activation line for dogs and horses, Canine Regen® and Equine Regen®, both based on our PrimiCell® formulations. Additional products for sleep, mitochondrial energy, cognitive focus and gut health, as well as a cosmeceutical duo for antiaging for humans, and various enhancement and pain relief products for animals are presently being readied for introduction during 2020.

We can make no assurances that we will find commercial success marketing any of our products. We plan to rely upon the sales and sub-licensing of our Agronifier™ technology and direct and indirect sales of the Primi/Pluri lines and the Regen animal products for revenues, although sales have not yet produced significant revenue. We are a new company and thus have very limited history to utilize in developing sales expectations and forecasts.

Market and Marketing

We market our science-based, quality nutraceuticals to a broad base of the population in the U.S., and are exploring marketing prospects in Asia, the Middle East, and Europe. The Company’s current target markets also include equine and canine companion animals and equine competitors in the U.S. and the Middle East.

We intend to create market share in our target demographic by (i) emphasizing the benefits of our proprietary algal based-all natural, stimulant free, non-GMO ingredients that combine with proven Traditional Chinese Medicine and Ayurvedic herbs into science-based formulations, (ii) creating additional products in response to market demand and testing, and (iii) utilizing our marketing operation to act as its sales and distribution arm to seek additional channels for sales coverage.

The Company also plans to capitalize on the significant opportunities for consolidation available in the nutraceutical industry. The Company anticipates seeking acquisitions that serve to increase the number of the Company's product brands, broaden its product offering or facilitate entry into complementary distribution channels.

We are associated with leading veterinarians and equine competitors for both research and marketing purposes. In 2019, the Company formed the Livestock Impact Division, with Bruce Colclasure a NCHA champion who owns and operates the Flying C Bar Ranch, the breeder and trainer of over 80 NHCA champion cutting horses, as Division President. Colclasure uses and endorses our EquineRegen® and EquineRegen® Plus products and provides valuable feedback and testimonials regarding its function.

The Company believes that the population growth in the seasoned and geriatric demographic cohort presents a unique opportunity. The World Health Organization has stated that the 60 years and over population segment will more than double from 11% to over 22% between 2000 and 2050, with the absolute number of people aged 60 and over expected to increase to 2 billion within the same period. The Company also recognizes the rising buying power and interests of the Millennials in wellness products and their choice of communication medium being social media and internet. It intends to establish a major focus to capture the anticipated growth in this sector.

The Company believes that international sales represent a significant future growth opportunity as aging population growth outside North America exceeds 1 billion people. The Company plans to aggressively pursue international sales by adding additional salespeople within its marketing effort, developing a network in high-growth APAC regions, and continuing its efforts to register products and trademarks in attractive foreign markets.

Manufacturing

All of the Company’s products are considered dietary supplements or natural foods, and we carefully avoid making health, drug or disease cure claims that could trigger regulatory compliance issues and affect our ability to market BioAdaptives products. Our active ingredients are all botanical or algal-based and sourced worldwide from reputable suppliers who employ stringent compliance and sustainable agriculture practices or operate NSF-certified (or equivalent) facilities.

We utilize pharmaceutical grade contract manufacturers to assemble and package our products subject to our inspection and approval. Fulfillment of retail internet and direct-to-reseller orders are conducted from our warehouse facilities. BioAdaptives actively investigates new products, techniques and novel applications of existing products or technology in our research. The Company’s research work has centered on the development of all-natural supplement formulations that activate primitive cells, including stem cells and their derivatives, and natural ingredients that encourage stem cell proliferation.

Where You Can Find Information

The public may read and copy any materials we file with the SEC in the SEC's Public Reference Section, Room 1580,100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at www.sec.gov or www.freeedgar.com.

Employees

The Company currently has limited employees and professional consultants to operate its businesses due to the economics it confronts.

Management of the Company expects to continually use outside consultants, attorneys, and accountants, as necessary, so long as it is seeking and evaluating business opportunities.

The need for additional employees, and their availability, will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 1A - Risk Factors

We have a limited operating history with our current business. The Company was incorporated in 2013 and was unsuccessful at previous business plans.

The Company has been engaged in the health and wellness industry since the FHI and BioSwan acquisitions in 2013. We have the benefit of their experience in developing and marketing nutraceutical products but understand that neither of them had significant success exploiting the products and technology we purchased. Future operations are subject to all the problems, expenses, difficulties, complications and delays encountered in establishing new businesses. The Company believes that it will become commercially viable, generate significant revenues, and operate at a profit in future periods but there are no assurances that these expectations will occur.

The Company has no cash flows to support operations and relies on external sources to maintain the corporate entity.

Our revenues from product sales have not been sufficient to cover our operating expenses, including the expenses associated with our status as a public company, or our research and development and marketing expenses. We have been reliant on outside financing sources, some of which are dependent on our status as a public company. All of these external sources are subject to general economic and market risks as well as regulatory factors that make future financing uncertain.

The Company will require additional financing to become commercially viable.

The Company's continued existence is dependent on its ability to implement its business plan, generate sufficient cash flows from operations to support its daily operations, and provide sufficient resources to retire existing liabilities and obligations on a timely basis. The Company faces considerable risk in its business plan and a potential shortfall of funding due to our uncertainty to raise adequate capital in the equity securities market.

The Company is dependent upon existing cash balances to support its day-to-day operations. In the event that working capital sufficient to maintain the corporate entity and implement our business plan is not available, the Company’s existing stockholders intend to maintain the corporate status of the Company and provide all necessary working capital on the Company's behalf. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or existing controlling stockholders to provide additional future funding. Further, the Company is subject to future economic trends and the business operations for the Company’s existing controlling stockholders in order to have the resources available to support the Company.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

Effective March 21, 2020, the Company’s Articles of Incorporation authorizes the issuance of up to 5,000,000 million shares of preferred stock and 200,000,000 shares of common stock. The Company has established a Series A preferred stock with enhanced voting and conversion privileges for use in settling recorded debt and effecting acquisition of new products and technology. The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede the implementation of the Company’s business plan. The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

In such a restricted cash flow scenario, the Company would be unable to complete steps in its business plan and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market. The Company believes that its expectations as to its ability to secure additional capital are reasonable but there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

The Company’s current business can be capital intensive.

The Company acknowledges that its Plan of Operations may not result in the consistent generation of positive working capital in the near future. We are in a consumer-driven market space that requires our development and marketing of attractive products, which is expensive. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances. We anticipate continuous expenditures, some of which may be significant, to conduct research and development activities relating to existing and new products and marketing. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

We currently rely on certain key individuals, and the loss of one of these key individuals could have an adverse effect on the Company.

Our success depends to a certain degree upon certain key members of our management. These individuals are a significant factor in our growth and success. The loss of the services of such members of management could have a material adverse effect on our Company. We presently maintain no key-man insurance coverage on any of our officers.

The Company’s success will be dependent in part upon its ability to attract qualified personnel and consultants.

The Company’s success will be dependent in part upon its ability to attract qualified creative marketing, sales and development professionals. The inability to do so on favorable terms may harm the Company’s proposed business.

The Company must effectively meet the challenges of managing expanding operations.

The Company’s business plan anticipates that operations will undergo significant expansion during 2020 and beyond. This expansion will require the Company manage a larger and more complex organization, which could place a significant strain on our managerial, operational and financial resources. Management may not succeed with these efforts. Failure to expand in an efficient manner could cause expenses to be greater than anticipated, revenues to grow more slowly than expected and could otherwise have an adverse effect on the business, financial condition and results of operations.

Our business could be affected by changes in governmental regulation.

Federal, State and Local laws and regulations governing food products and nutritional supplements are broad in scope and are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance. In addition, violations of these laws, actual or alleged, could disrupt the Company’s planned business and adversely affect our financial condition and results of operations. In addition, it is possible that additional or revised Federal, State and Local laws and regulations may be enacted in the future governing the mining industry. There can be no assurance that the Company will be able to comply with any such laws and regulations and its failure to do so could significantly harm our business, financial condition and results of operations.

Our business will be subject to other operating risks which may adversely affect the Company’s financial condition.

Our planned operations will be subject to risks normally incidental to mining and mineral exploration activities and will be dependent on internal and third-party production and distribution operations that could result in work stoppages, damage to property or unavailable product for resale. This may be caused by:

•	breakdown of equipment.
•	labor disputes.
•	imposition of new government regulations.
•	sabotage by operational personnel.
•	cost overruns; and
•	fire, flood, or other acts of God.

We will likely face significant competition.

The nutraceutical industry is highly competitive, with numerous companies offering products that claim similar properties to ours. Some of these competitors are better capitalized, with the financial ability to effectively manage product development and marketing at levels we have not yet attained. While we believe our whole plant- and algal-based products have unique benefits that should lead to commercial success, BioAdaptive’s ability to effectively compete could be hindered by a lack of funds, poor positioning, management error, and other factors. The inability to effectively compete could adversely affect our business, financial condition and results of operations.

RISKS RELATED TO OUR PUBLIC COMPANY STATUS AND OUR COMMON STOCK

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identity other deficiencies that we may not be able to timely remediate. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes Oxley”). Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. If our revenues do not increase and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business that would result in our being unable to continue as a going concern.

Management and the Board of Directors may be Indemnified.

The Articles of Incorporation and Bylaws of BioAdaptives provide for indemnification of directors and officers at the expense of the respective corporation and limit their liability. This may result in a major cost to the corporation and hurt the interests of stockholders because corporate resources may be expended for the benefit of directors and officers. The Company has been advised that, in the opinion of the SEC, indemnification for liabilities arising under Federal Securities Laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

The market for the BioAdaptives Shares is extremely limited and sporadic.

BioAdaptives’ common stock is quoted on the OTC Pink Sheets; trading is limited and sporadic. Trading in stock quoted on the Pink Sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress or exaggerate the market price of BioAdaptives’ common stock for reasons unrelated to operating performance. Moreover, the trading of securities in the Pink Sheets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ, or a stock exchange like the New York Stock Exchange. These factors may impact our ability to obtain financing in the future and will certainly have an impact on the value of our common stock for shareholders.

BioAdaptives’ common stock is a penny stock, which is restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our common stock.

BioAdaptives’ common stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is covered by these rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, BioAdaptives’ common stock.

In addition to the penny stock rules promulgated by the SEC, FINRA (the Financial Industry Regulatory Authority) has adopted rules that require when recommending an investment to a customer a broker- dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low -priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy BioAdaptives’ common stock, which may limit investor ability to buy and sell our common stock.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact BioAdaptives’ common stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to a promoter or issuer.
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases.
•	boiler room practices involving high pressure sales tactics and unrealistic price projections by salespersons.
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•

wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

BioAdaptives’ Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect common stockholder voting power and rights upon liquidation.

Our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders of preferred stock the rights to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. We have done so recently, by establishing the Series A Preferred Stock. We have recently established the Series A Preferred Stock, which provides enhanced voting and conversion privileges to holders. These privileges may impact the rights and privileges of common stock holders in certain circumstances.

Breath of Life’s provision of a proxy to our Board of Directors permits us significant control over our business and may limit or eliminate minority stockholders’ ability to influence corporate affairs.

As a result of FHI’s grant of shares to Breath of Life and the latter’s provision of voting privileges to our Board of Directors, our directors not only control BioAdaptives’ business affairs, management and governance but also determine their own election and appointment. This arrangement places an extraordinary burden on the directors to adhere to their fiduciary responsibilities and practically limits the ability of minority shareholders to impact their decisions except through dissent or derivative litigation that may be expensive, impractical or both. The interests of our directors may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders have no way of overriding decisions made by our directors except through persuasion and litigation. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses and/or may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay cash dividends in the foreseeable future.

The Company has never paid cash dividends on their shares of common stock. BioAdaptives does not expect to pay a cash dividend on its common stock at any time in the foreseeable future. The future payment of dividends depends upon future earnings, capital requirements, financial requirements and other factors that the companies’ boards of directors will consider. Since they do not anticipate paying cash dividends on the common stock, return on investment, if any, will depend solely on an increase, if any, in the market value of the common stock.

Future sales of shares of BioAdaptives common stock pursuant to Rule 144 under the Securities Act could adversely affect the market price of BIOADAPTIVES’s common stock.

BIOADAPTIVES currently has 18,576,379 outstanding shares of its common stock which were issued pursuant registration statements and/or exemptions from registration under the Securities Act and applicable state securities laws. Approximately 12 million shares are held by officers, directors or 10% holders and approximately 1.2 million are currently held in brokerage accounts. A significant portion of the remaining shares have been held by non-affiliates for periods exceeding 12 months and may eventually be available for resale pursuant to Rule 144 under the Securities Act and comparable exemptions under applicable state securities laws. On the anniversary date of our most recent Form 10-12g filing with the SEC our shareholders may be able to rely on the provisions of Rule 144 with respect to resales of their shares. The potential of such sales could adversely affect the market price of BioAdaptives’ common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested-director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002 as well as rule changes proposed and enacted by the SEC, national securities exchanges and the NASDAQ Stock Market as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the NASDAQ Stock Market. Because we are not currently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with voluntary compliance, we have not yet adopted these measures.

We do not currently have independent audit or compensation committees. As a result, directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested- director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations as a result thereof.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley. The enactment of Sarbanes-Oxley has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company currently maintains a physical address at 2620 Regatta Dr, Suite 102, Las Vegas, NV 89128, and mailing address at 4385 Cameron St., Suite B, Las Vegas, NV 89103. Other than this mailing address, the Company does not currently maintain any other office facilities and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.

Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

Our common stock started trading on June 10, 2014. Our current trading symbol is “BDPT”. Currently there is only a limited, sporadic, and volatile market for our stock. The following table sets forth the high and low sales prices of our common stock as reported on www.bigcharts.com for the periods indicated. These prices represent prices between inter-dealer prices, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

	High	Low
Fiscal year ended December 31, 2019:
Quarter ended December 31, 2019	0.1386	0.1122
Quarter ended September 30, 2019	0.1024	0.1024
Quarter ended June 30, 2019	0.1231	0.1231
Quarter ended March 31, 2019	0.1340	0.1340

Fiscal year ended December 31, 2018:
Quarter ended December 31, 2018	0.1950	0.1950
Quarter ended September 30, 2018	0.2000	0.1700
Quarter ended June 30, 2018	0.2700	0.2700
Quarter ended March 31, 2018	0.2000	0.1300

The closing price of our common stock on March 31, 2020 was $0.161 as reported by the OTCQB Bulletin Board.

Holders of Record

As of March 13, 2020, we had 18,576,379 shares of our common stock issued and outstanding held by approximately 185 stockholders of record, exclusive of shares held in street name. We had no shares of preferred stock issued and outstanding.

Transfer Agent

Our independent stock transfer agent is Madison Stock Transfer LLC. Their address is 2500 Coney Island Ave., Brooklyn, NY 11223.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of common stock with a par value of $0.0001 per share.

Our Board of Directors is authorized to issue additional shares of common stock not to exceed the amount authorized by the Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

In the event of our liquidation or dissolution, all shares of our common stock are entitled to share equally in our assets available for distribution to stockholders. However, the rights, preferences and privileges of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of preferred stock that our Board of Directors may decide to issue in the future.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.0001 per share.

As of March 15, 2020, the Company has authorized 4,000,000 shares of Series A Preferred Stock but no shares of its preferred stock are issued and outstanding.

Dividend Policy

We have never declared or paid cash dividends.  We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future.  Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our directors.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our stock.

Convertible Securities

During the year ended December 31, 2018, the Company issued a total principal amount of $426,000 convertible notes for cash proceeds of $426,000. The convertible notes were also provided with a total of 107,000 common shares valued at $22,210. The terms of convertible notes are summarized as follows:

•	Term two years.
•	Annual interest rates 12%.
•	Convertible at the option of the holders at any time
•	Conversion prices are based on 50% discount to market value for the common stock based on a 4-week weekly average of the closing price.

On October 25, 2019, the Company issued note payable of $40,500 to a third party with an interest at the rate of ten percent (10%) per annum. The note is for the term of 12 months.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2019, we have not adopted an equity compensation plan and have not granted any stock options.  We anticipate adopting such plans during 2020.

Recent Sales or Issues of Unregistered Securities

Set forth below is information regarding the issuance of securities without registration since January 1 through December 31, 2019:

480,210 shares issued to Dr. Edward E Jacobs, Jr., M.D., our CEO, as compensation in lieu of cash compensation.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2019, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6 - Selected Financial Data

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (1)

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) General

The Company’s History

BioAdaptives, Inc., ("BioAdaptives," the "Company," or "we" or "us") was incorporated in the State of Delaware on April 19, 2013, as APEX 8 Inc. From inception through October 21, 2013, the Company was in the developmental stage and conducted virtually no business operations, other than organizational activities and preparation of a registration statement on Form 10-12g (the "Registration Statement"), which was filed with the U.S. Securities and Exchange Commission on May 3, 2013. On June 11, 2013, the SEC staff informed the Company that it had no further comments on this filing.

On June 21, 2013, the Company’s sole officer, director and shareholder, Richard Chiang, sold 10,000,000 shares of the Company’s common stock, constituting 100% of its issued and outstanding shares, to Ferris Holding Inc., a Nevada corporation (“FHI”), for a purchase price of $40,000. Effective the same date, Mr. Chiang or the Company appointed Barry K. Epling, who was the sole shareholder of FHI, as Chairman of the Board of Directors, and Gerald A. Epling as its President, Chief Executive Officer, Secretary, Chief Financial Officer and a director; Mr. Chiang then resigned. On September 25, 2013, the Company changed its name to BioAdaptives, Inc.

Shortly afterwards, on October 21, 2013, the Company closed on two material transactions, acquiring assets, and license rights covering certain nutraceutical products, including the NutraLoadTM product, the AgronifierTM process, and the Clean Path licenses. The assets and licenses were acquired from BioSwan, Inc. a Nevada corporation that was a wholly owned subsidiary of Hemp, Inc., another Nevada corporation, and FHI. As part of these transactions, which are discussed more fully in its October 21, 2013, Form 8-K, the Company issued 2,000,000 shares of common stock to BioSwan.

The BioSwan shares were transferred to Hemp as a dividend on October 25, 2013. The Company then filed a Form S-1 registration statement with the SEC, registering an offering of 2,005,000 shares for distribution by Hemp as a dividend to its shareholders (the additional 5,000 shares permitted rounding-up avoid issuance of fractional shares). On January 10, 2014, the SEC notified the Company that the registration statement was effective and on July 9, 2014, the Company’s shares commenced trading in the Over-the-Counter market under the trading symbol BDPT.

The Company commenced executing its business plan, seeking to develop supply chain, manufacturing and retail distribution to exploit the BioSwan assets. On May 20, 2014, the Company’s PCAOB auditor, Kenne Ruan, P.C., resigned and it appointed Anton & Chia LLP. Thereafter, it went through several management changes: On July 14, 2014, Gerald A. Epling, resigned as an officer and director and the Company appointed Barry K. Epling as President, Chief Executive Officer, Chief Financial Officer and Secretary. On February 6, 2015, Barry K. Epling resigned as an officer of the Company but remained as its sole director. On that same day, the Company appointed Christopher G. Hall, as its President, Chief Executive Officer, Chief Financial Officer and Secretary. On May 23, 2o15, the Company also changed its PCAOB auditor, dismissing Anton & Chia, LLP and retaining Malone & Bailey, LLP.

On March 31, 2017, the Company filed a Form 15-15D with the SEC, terminating its status as an SEC-reporting company; it was current in its Continuous Disclosure obligations at that time. The Company continued to provide financial and other reports to shareholders and the public by means of the Alternative Reporting System operated by OTC Markets Group, Inc. Its shares continued to trade in the OTC market; it also continued to execute its business plan.

On October 2, 2017, the Board of Directors appointed Kim Southworth and Edward E Jacobs, Jr MD as directors and Barry K. Epling resigned as Chairman. FHI donated 9,628.568 shares of the Company’s common stock to the Breath of Life Foundation, a Section 501(c)(3) non-profit organization. At that time, these shares constituted 51.84% of the Company’s issued and outstanding shares. Subsequently, Breath of Life granted the Company’s Board of Directors an irrevocable proxy to vote them. With these actions, Barry K. Epling terminated his relationship with the Company as officer or director. On that same day, Christopher G. Hall resigned as an officer of the Company (he remains on the Advisory Board); Southworth was appointed Chief Executive Officer; and Edward E Jacobs was appointed Chief Financial officer, Secretary and Scientific Director of the Company.

On May 15, 2018, the Board of Directors appointed James E Rouse as a director; the Company also appointed him as President. On July 6, 2018, Ms. Southworth resigned from the Company and Dr. Jacobs was appointed Chief Executive Officer in addition to his existing responsibilities. On September 10, 2018, Rouse resigned as an officer and director of the Company although a company he controls provided consulting services until September 25, 2018.

On May 10, 2019, the Company filed a Form 10-12g with the SEC, re-entering the Continuous Disclosure program and registering its common stock under Section 12(g) of the Securities Exchange Act of 1934. On August 1, 2019, the SEC staff informed the Company that it had no further comments on this filing.

On September 11, 2019, the Company appointed Robert Ellis as President and Ron Lambrecht as Chief Financial Officer.

On February 6, 2020, the Board of Directors exercised its authority under the Delaware General Corporations Law to establish its Series A Preferred Stock. The Series A has enhanced voting and conversion privileges and can be used by the Company to settle recorded debt or exchange for new product rights or techniques. On this same day, the Board of Directors authorized an increase in the Company’s authorized common stock from 100,000,000 to 200,000,000; holders of a majority of the Company’s common shares consented to the increase.

The Company’s Business

BioAdaptives, Inc is a research, development, and educational company. It manufactures and distributes natural plant- and algal-based products that improve health and wellness for humans and animals, with an emphasis on pain relief, immune support, and anti-aging properties. The Company’s base of intellectual property and products includes dietary supplements for humans developed with our knowledge of natural foods and proprietary methods of optimizing the bioelectromagnetic availability of nutrients in foods and beverages. These products are designed to aid memory, cognition and focus; assist in sleep and fatigue reduction by increasing mitochondrial energy; provide pain relief; and generally improve overall emotional and physical wellness. The science behind our products has also proven to be effective for performance enhancement and pain relief for horses and dogs as well as providing improvements in appearance. and we have developed Products utilizing these advances. Our current product lines include PrimiCell®, a primitive cell activator, PrimiLungs™, a lung immune defense product and PluriPain™, a fast acting and long lasting all-natural pain relief management nutraceutical for humans. The Company also provides a cell activation line for dogs and horses: namely and PrimiCell® for Dogs- Canine Regen® and PrimiCell® for Horses -Equine Regen® solutions for dogs and horses. Additional products for sleep, for mitochondrial energy and focus, for gut health and a cosmeceutical duo for antiaging for both humans and various enhancement and pain relief products for animals are presently being readied for introduction during 2020.

We can make no assurances that we will find commercial success in any of our products. We plan to rely upon our sales and sub-licensing of our Agronifier™ technology and direct and indirect sales of the Primi line and Regen animal products for revenues, neither of which have produced any significant revenue since our inception. We have been concentrating our effort in our early years in research, development, and formulations. We have just started our focus on marketing, and thus have very limited experience in sales expectations and forecasting.

(3) Results of Operations

The Company has recognized revenues for years ended December 31, 2018 and 2019, of $0 and $9,934.00 , respectively.

In conjunction with the Company’s business plan, as discussed in Item I of this document, the Company has expended considerable effort and financial resources to the implementation of its business plan. The Company has incurred operating expenses requiring cash payments of approximately $ 238,927.00, which was principally funded through private sales of equity securities and convertible debt as disclosed in the accompanying financial statement footnotes.

Earnings (Loss) per share for the respective years ended December 31, 2018 and 2019 were $(0.08) and $(0.01) based on the weighted-average shares issued and outstanding at the end of each respective period.

We anticipate that future expenditure levels will remain relatively consistent until such time that the Company fully implements its current business plan, at which time the Company’s expenses and working capital requirements may increase significantly. The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company begins meaningful operations.

(4) Plan of Business

Subject to financing and various regulatory approvals, the Company intends to 1) market its existing products as described herein; 2) continue conducting research and development activities using its proprietary technologies and knowledge to identify new products or markets and improve its existing products and marketing; and 3) seek strategic or complimentary acquisitions in its current market space or, if indicated, others. There is no guarantee that the Company will be able to successfully implement this business plan or that if implemented, said plan will be successful.

(5) Liquidity and Capital Resources

At December 31, 2018 and 2019, respectively, the Company had working capital of approximately $(0) and $(0); inclusive of all related party accounts receivable, accrued expenses and line-of-credit notes payable.

It is the belief of management that our current finance partners and shareholders will be able provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company. Should this pledge to provide continuing financing not be fulfilled, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for working capital may change dramatically as a result of any future business transaction.

There can be no assurance that the Company will identify or enter into any business transaction in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a potential business transaction. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

(6) Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 8 - Financial Statements and Supplementary Data

BIOADAPTIVES, INC

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of BioAdaptives, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioAdaptives, Inc. as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

April 30, 2020

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS
Current Assets:
Cash	$12,313	$56,215
Marketable securities	772	3,987
Inventory	11,128	49,857
Total Current Assets	24,213	110,059

TOTAL ASSETS	$24,213	$110,059

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	29,954	53,951
Derivative liabilities	464,024	662,038
Current portion of convertible notes - net of discount of $71,607 and $0	312,893	-
Notes Payable	7,218	-
Note payable - related party	50,000	-
Total Current Liabilities	864,089	715,989

Convertible notes - net of discount of $0 and $223,189	-	87,811
Total Liabilities	864,089	803,800

Stockholders' Deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 18,576,379 and 18,096,169 shares issued and outstanding, and 362,390 and 275,502 issuable, respectively)	1,894	1,837
Additional paid-in capital	3,917,147	3,824,412
Accumulated deficit	(4,758,917)	(4,519,990)
Total Stockholders' Deficit	(839,876)	(693,741)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$24,213	$110,059

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC. CONSOLIDATED STATEMENTS

OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended
	December 31,
	2019	2018

Revenues	9,934	-
Cost of revenue	5,049	-
Gross Profit	4,885	-

Operating Expenses
General and administrative	88,933	166,222
Professional fees	57,567	219,034
Stock based compensation	92,792	272,685
Total Operating Expenses	239,292	657,941

Other Income (Expense)
Unrealized loss on marketable securities	(3,215)	783
Interest expense	(199,319)	(247,885)
Change in fair value of derivative liabilities	198,014	(501,620)
Total Other Income (Expense)	(4,520)	(748,722)

Loss before income taxes	(238,927)	(1,406,663)

Net loss	(238,927)	(1,406,663)

Net Loss Per Common Share:
Basic and Diluted	(0.01)	(0.08)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	18,650,396	16,973,686

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred stock		Common stock		Additional Pay-In	Accumulated	Accumulated Other comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2017	-	-	15,578,262	$1,559	$3,115,273	$(3,054,991)	$(58,336)	$(3,505)

Adoption of accounting standards	-	-	-	-	-	(58,336)	58,336	-
Common stock issued for cash	-	-	-	-	-	-	-	-
Common stock issued for service	-	-	570,758	57	101,938			101,995
Common stock issued for service - related party	-	-	644,744	64	118,261			118,325
Common stock issued with convertible notes	-	-	107,000	10	22,200			22,210
Common stock issued for conversion of debt	-	-	1,470,907	147	139,003			139,150
Resolution of derivative liabilities	-	-	-	-	285,568			285,568
Warrant issued for service	-	-	-	-	52,365			52,365
Gain on sales of asset to related party	-	-	-	-	32,000		-	32,000
Reclassification of derivative liability from additional paid in capital	-	-	-	-	(42,196)			(42,196)
Net loss for the period	-	-	-	-	-	(1,406,663)		(1,406,663)

Balance, December 31, 2018	-	-	18,371,671	1,837	3,824,412	(4,519,900)		(693,741)

Common stock issued for service - related party	-	-	637,856	64	92,728			92,792
Cancellation of shares	-	-	(70,758)	(7)	7	-	-	-
Net Income for the period	-	-	-	-	-	(238,927)	-	(238,927)

Balance, December 31, 2019	-	-	18,938,769	1,894	3,917,147	(4,758,917)	-	(839,876)

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(238,927)	$(1,406,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	101.995
Stock-based compensation - related party	92,792	118,325
Warrants issued for service	-	52,365
Bad debt	-	19,381
Change in fair value of derivative liabilities	(198,014)	501,620
Amortization of debt discount	158,082	202,811
Unrealized loss on investments in marketable securities	3,215	(784)
Changes in operating assets and liabilities:	38,729	(49,857)
Inventory	-	(19,381)
Prepaid expense and other current assets
Accounts payable and accrued liabilities	(23,997)	78,043
Net Cash Used in Operating Activities	(168,120)	(420,145)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of assets	-	32,200
Net cash Provided by Investing Activities	-	32,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes payable	15,800	-
Repayments of notes payable	(8,582)	-
Proceeds from Notes payable - related party	50,000	-
Proceeds from Convertible notes	67,000	426,000
Net Cash Provided by Financing Activities	124,218	426,000

Net change in cash	(43,902)	55,855
Cash at beginning of period	56,215	360
Cash at end of period	12,313	56,215

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	-	-
Cash paid for interest	47,864	12,839

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability recognized as debt discount	-	403,789
Issuance of common stock for conversion of debt and accrued interest	-	139,150
Reclassification of derivative liability from additional paid in capital due to tainted instruments	-	42,196
Gain On Sale of Asset to related party	-	32,000
Resolution of derivative liability upon conversion of debt	-	285,568
Common stock issued in conjunction with convertible notes		22,210
Cancellation of common stock	7	-

BIOADAPTIVES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND HISTORY

Description of business

BioAdaptives, Inc. (formerly known as APEX 8 Inc.) (“BioAdaptives”,” Company”) was incorporated under the laws of the State of Delaware on April 19, 2013. BioAdaptives is a research, development, and educational company. Our current focus is on products and strategies that improve health and wellness. These products include dietary supplements, specialty food items, and proprietary methods of optimizing the bioelectromagnetic availability of foods and beverages. Our base of products and intellectual property are designed to aid in cognition, focus, fatigue reduction, increased testosterone, improved overall emotional and physical wellness, healing, and anti-ageing and include patent pending solutions in the form of devices and nutraceuticals,

The Company’s strategy is to develop a position as a leader in supplying science-based quality nutraceutical products to an aging population within developed countries such as the United States, Canada, APAC countries, such as China, Japan, Korea, Singapore, Taiwan, Australia and New Zealand, as well as both Western and Eastern Europe, while continuing to create new innovative, health inspired products to start generating growth in sales and profitability. Some of the products have proven to be as effective or even more effective on horses and dogs than on humans and this has caused the Company to expand the target market to include dogs and horses.

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

2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The Company represents its consolidated financial statements were prepared in accordance with US GAAP and the rules of the Securities and Exchange Commission and that, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations are historical and not necessarily indicative of the results to be expected for any future period.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. As of December 31, 2019, and 2018, the Company has no cash equivalents.

Investment Securities

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 was effective for the Company beginning January 1, 2018 and we are now recognizing any changes in the fair value of certain equity investments in net income as prescribed by the new standard rather than in other comprehensive income ("OCI"). We recognized a cumulative effect adjustment to increase the opening balance of accumulative deficit as of January 1, 2018 by $58,336.

Equity securities are classified as available for sale. All available for sale securities are classified as current assets as they are available to support the Company's current operating needs in the next 12 months.

In accordance with Accounting Standards Codification (“ASC”) 320-10, "Investments-Debt and Equity Securities," the Company evaluates its securities portfolio for other-than-temporary impairment ("OTTI") throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by management. Management considers at a minimum the following factors that, both individually or combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Company. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.

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

Revenue recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Cost of revenue

Cost of revenue includes the inventory purchased from a related party.

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in-first-out ("FIFO") method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As at December 31, 2019 and 2018, the Company determined that no reserve was required.

Stock-based compensation

The Company accounts for stock-based compensation arrangements with employees, nonemployee directors and consultants using a fair value method, which requires the recognition of compensation expense for costs related to all stock-based payments, including stock options, on a straight-line basis over the requisite service period in the Company’s consolidated statements of operations. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant.

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

The following table summarizes fair value measurements by level at December 31, 2019 and 2018, measured at fair value on a recurring basis:

Fair Value Measurements as of December 31, 2019 Using:

	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$772	$772	$-	$-

Liabilities
Derivative liabilities	$464,024			464,024

Fair Value Measurements as of December 31, 2018 Using:

	Total Carrying Value as of December 31, 2018	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity Securities	$3,987	$3,987	$-	$-

Liabilities
Derivative liabilities	$662,038	$-	$-	$662,038

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Concentration of credit risk

Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of cash. The Company places its cash with financial institutions with high credit ratings.

Income taxes

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

The Company recorded valuation allowances on the net deferred tax assets. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period. To the extent that the financial results of operations improve, and it becomes more likely than not that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $4,758,917 as of December 31, 2019. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Obtaining additional financing, successful development of the Company’s contemplated plan of operations, and the transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. MARKETABLE SECURITIES

Equity securities at December 31, 2019 and 2018, were comprised of 105,736 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $772 and $3,987, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2019 and 2018 consists of the following.

	December 31,	December 31,
	2019	2018
Accounts payable	$1,297	$39,724
Credit card	20,214	719
Accrued interest	2,457	8,185
Accrued liabilities	5,986	5,323
	$29,954	$53,951

6. CONVERTIBLE NOTES

Convertible notes at December 31, 2019 and 2018 consist of the following:

	December 31,	December 31,
	2019	2018
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - issued fiscal year 2019	73,500	-
Total convertible notes payable	384,500	311,000

Less: Unamortized debt discount	(71,607)	(223,189)
Total convertible notes	312,893	87,811

Less: current portion of convertible notes	312,893	-
Long-term convertible notes	$-	$87,811

The Company recognized amortization expense related to the debt discount of $158,082 and $202,811 for the year ended December 31, 2019 and 2018, respectively, which is included in interest expense in the statements of operation.

For the year ended December 31, 2019 and 2018, the interest expense on convertible notes was $39,457 and $45,074, respectively. As of December 31, 2019 and 2018, the accrued interest was $1,391 and $8,183, respectively.

Convertible Notes – Issued during the year ended December 31, 2018

During the year ended December 31, 2018, the Company issued a total principal amount of $426,000 in convertible notes for cash proceeds of $426,000. The convertible notes were also provided with a total of 107,000 common shares valued at $22,210. The terms of convertible notes are summarized as follows:

•	Term two years;

•	Annual interest rates 12%;

•	Convertible at the option of the holders at any time

•	Conversion prices are based on 50% discount to market value for the common stock based on a 4-week weekly average of the closing price.

Convertible Notes – Issued during the year ended December 31, 2019

During the year ended December 31, 2019, the Company issued a total principal amount of $73,500 in convertible notes for cash proceeds of $67,000. The terms of convertible notes are summarized as follows:

•	Term one years;

•	Annual interest rates 10%;

•	Convertible at 180 days from issuance

•	Conversion prices are58% multiplied by the lowest trading price during the 20 trading day period ending on the latest complete training day prior to the conversion date.

7. DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the year ended December 31, 2019 and 2018, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year Ended	Year ended
	December 31,	December 31,
	2019	2018
Expected term	0.22 - 1.43 years	1.22 - 2.01 years
Expected average volatility	229% - 320%	265% - 309%
Expected dividend yield	-	-
Risk-free interest rate	1.55% - 2.40%	2.27% - 2.88%

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2019 and 2018

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2017	$-
Addition of new derivatives recognized as debt discounts	403,790
Addition of new derivatives recognized as loss on derivatives	452,943
Settled on issuance of common stock	(285,568)
Reclassification from APIC to derivative due to tainted instruments	42,196
Loss on change in fair value of the derivative	48,677
Balance - December 31, 2018	$662,038

Gain on change in fair value of the derivative	(198,014)
Balance - December 31, 2019	$464,024

The aggregate loss on derivatives during the year ended December 31, 2019 and 2018 was as follows.

	Year Ended
	December 31,
	2019	2018
Day one loss due to derivative liabilities on convertible notes	$-	$452,943
(Gain) loss on change in fair value of the derivative liabilities	(198,014)	48,677
	$(198,014)	$501,620

8. NOTES PAYABLE

On August 1, 2019, the Company issued a note payable of $11,900 to a third party. The repayment amount is $12,852 and the term is 6 months. During the year ended December 31, 2019, the Company repaid $8,588 including interest expense of $656.

On October 24, 2019, the Company issued a note payable of $3,900 to a third party. The repayment amount is $4,212 and the term is 6 months. During the year ended December 31, 2019, the Company repaid $709 including interest expense of $59.

As of December 31, 2019, the Company recorded notes payable of $7,218 and accrued interest of $256.

9. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of December 31, 2019, and 2018, no shares of preferred stock had been issued.

Common Stock

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock as of December 31, 2019.

During the year ended December 31, 2019, the Company issued 480,210 shares of restricted common stock to Dr. Edward Jacobs, who is our CEO, as his compensation from August 1, 2018 to June 30, 2019.

During the year ended December 31, 2019, the Company recorded 352,390 shares of common stock issuable valued at $42,000 based on an employment agreement – related party transaction (See Note 10).

During the year ended December 31, 2019, the Company settled 70,758 shares of common stock issuable for consulting service and cancelled 70,758 shares of common stock.

During the year ended December 31, 2018, the Company issued 2,038,975 shares of common stock as follows,

•	1,250,000 shares to unrelated party for a subscription receivable of $100,000. On June 30, 2018, the issuance of 1,250,000 shares was cancelled.

•	107,000 shares of common stock, with a value of $22,110, as additional consideration for the issuance of convertible notes (see Note 6)

•	231,975 shares of common stock valued at $44,095 for consulting service

•	450,000 shares of common stock valued at $83,325 based on an employment agreement

As of December 31, 2019, and 2018, there were 18,576,379 and 18,096,169 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of December 31, 2019 and 2018, there were 362,390 shares and 275,502 shares of the Company’s common stock issuable, respectively.

Warrant

During the year ended December 31, 2018, the Company entered into an agreement with consultant to provide the Company with consulting services in exchange for 2-year warrant to purchase 200,000 shares of common stock with an exercise price of $0.1 per share. The Company recognized a warrant expense of $52,365, as stock-based compensation and additional paid-in capital. The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible note on in April 2018, which had no express limit on the number of shares to be delivered upon future settlement of the conversion options (see Note 7).

The following table summarizes information relating to outstanding and exercisable stock options as of December 31, 2019:

Warrants Outstanding			Warrants Exercisable
Number of	Contractual life		Number of
Shares	(in years)	Exercise Price	Shares	Exercise Price
200,000	0.22	$0.10	200,000	$0.10

As of December 31, 2019, the aggregate intrinsic value of warrants outstanding was approximately $7,720 based on the closing market price of $0.1386 on December 31, 2019.

10. RELATED PARTY TRANSACTIONS

On June 1, 2014, the Company entered into a rental agreement with Ferris for the corporate office. Monthly rent is $1,500. The term of the lease is month to month. On April 1, 2017, the Company entered into a new rental agreement with Ferris for the corporate office. Monthly rent is $1,500. The term of the lease is one year until March 31, 2018.

During the year ended December 31, 2018, the Company sold all rights to the Excel Dog treat trademark, research, and videos to Ferris Holding, Inc for $32,000 and recorded a gain on the sale to related party of $32,000 as additional paid in capital. The sales of all rights qualified as a discontinued operation of the Company. During the year ended 2018, there were no revenue and expenses related to this operation.

Employee agreements

In June 2018, the Company originally entered into an employment agreement with Dr. Edwards E. Jacobs, Jr.,our CEO. A base compensation is $10,000 monthly and 100,000 shares of common stock valued at $27,500. In October 2018, the agreement was amended to a base compensation is $7,000 in cash or equivalent in common stock. During year ended December 31, 2019, the Company recorded Stock based compensation of $84,000 (See Note 9).

In August 2019, the Company entered into an employment agreement with Robert W. Ellis, our president. A base compensation is $5,000 in cash per monthly and 250,000 shares to be issued on August 31, 2020 valued at $26,375. During year ended December 31, 2019, the Company recorded Stock based compensation of $8,792 and accrued liability of $5,000.

In September 2019, the Company entered into an employment agreement with Ronald Lambrecht, our Chief Financial Officer. A base compensation is $5,000 equivalent in common stock monthly and 100,000 shares to be issued on September 30, 2020 valued at $11,010.  The service will be provided from January 2, 2020.

Notes payable – related party

During the year ended December 31, 2019, the Company issued a total principal amount of $50,000 notes to the company owned by our CEO. The note is a 4% interest bearing promissory note that the term is 1 year.

As of December 31, 2019, the Company recorded notes payable – related party of $50,000 and accrued interest of $809.

11. PROVISION FOR INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	December 31,	December 31,
	2019	2018
Net operating loss	$(58,560)	$(147,469)
Valuation allowance	58,560	147,469
Income tax expense per books	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2019	2018
NOL Carryover	$206,029	$147,469
Valuation allowance	(206,029)	(147,469)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $981,000 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

12. COMMITMENT

On March 30, 2018, the Company entered into a rental agreement with Ridge II Properties for the corporate office. Monthly rent is $1,000. The term of the lease is one year, beginning April 1, 2018 to March 31, 2019. During the year ended December 31, 2019 and 2018, the Company incurred $2,724 and $13,651, respectively.

13. SUBSEQUENT EVENT

On February 6, 2020, the Company established its Series A Preferred Stock, par value .0001, by filing a Certificate of Designation with the Delaware Secretary of State. The Company’s board exercised “blank check” authority to establish classes of preferred stock without approval by shareholders under provision of its original Articles of Incorporation and has designated 4,000,000 shares of Series A Preferred Stock (the “Shares”).

The Company may use the Shares for purpose of asset acquisition or in satisfaction of recognized debt; they are not otherwise available for sale. The Shares have enhanced voting privileges under certain circumstances; the collective right to appoint elect one director, at the Holders’ option; and conversion-to-common rights at a 5:1 ratio.

On February 6, 2020, the Company’s board and a majority of its shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of its common stock, par value .0001, from 100,000,000 shares to 200,000,000 shares. The increase will become effective March 19, 2020.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company’s auditor is BF Borgers, CPA, P.C., 5400 West Cedar Avenue, Lakewood, CO 80226. The Company did not have an auditor after filing its Form 10-K for the period ending December 31, 2016, until it retained its current auditors in 2018. BF Borgers CPA, P.C. relied on our previous auditor’s work for the period ended December 31, 2016 in auditing our financial statements for the period covered in our Form 10-12g.

During the fiscal years ended December 31, 2018 and 2019, and the subsequent interim period through March 31, 2020, neither the Company nor anyone on its behalf consulted with BF Borgers CPA, P.C. regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that BF Borgers CPA, P.C. concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S K) or a “reportable event” (as that term is described in Item 304(a)(1)(v) of Regulation S K).

Item 9A - Controls and Procedures

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (Certifying Officers), have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officers concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls described below. However, our Certifying Officers believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule l 3a- l 5(t) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B - Other Information

Not applicable

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2019.

Name	Age	Principal Positions

Edward E. Jacobs, Jr MD	79	Director & Chief Executive Officer

Robert W. Ellis	78	President

Ronald Lambrecht	67	Chief Financial Officer

Biographical Information for Edward E. Jacobs, Jr MD

Edward E. Jacobs, Jr, Age 79. Director and Chief Executive Officer

Dr. Edward E. Jacobs, Jr., a graduate of Princeton University and Harvard Medical school, is a biotechnology consultant with over 25 years’ experience in biopharmaceutical and medical device development, as well as, 35 years of teaching and direct patient care. Dr. Jacobs has participated in drug development process from discovery through animal and human studies, including regulatory support for FDA and international regulatory affairs, strategic planning, and investor relations.

Dr. Jacobs has extensive clinical operations experience, having conducted, as chief clinical investigator, more than 15 human trials in the US, Europe, Eastern Europe, and the Republic of South Africa. He has also served as a medical monitor and liaison for clinical investigators involved with international trials with responsibility for regulatory compliance.

After completing surgical training at Harvard and research positions at the National Heart, Lung and Blood Institute, Bethesda, Maryland, and at Saint Thomas’ Hospital Medical School, London, Dr. Jacobs was a member of the Harvard Medical School staff, combining teaching with clinical practice and research. He has also served on the Scientific Advisory Board of the Armenise-Harvard Foundation and the Publications Committee for the New England Journal of Medicine

Scientifically, Dr. Jacobs has made original observations in the field of tissue oxygenation therapy and water modification. His current focus is on natural products for animal and human use, anti-ageing strategy, and primitive cell biology.

He is an author of more than 40 scientific publications and is the holder of four patents.

Biographical Information for Robert W. Ellis

Robert W Ellis, Age 78, President

Mr. Robert Ellis brings more than forty years of business management experience to the Company. He has worked extensively in senior positions across a variety of industry disciplines, including aerospace, electronics, communications, and international marketing. Mr. Ellis has been an executive officer in private and public companies, both major entities, start-ups, and emerging entities. He has an Accounting Degree from the University of Illinois and is a CPA.

Biographical Information for Ronald Lambrecht

Ronald Lambrecht, Age 67, Chief Financial Officer

Ron Lambrecht is a successful businessman from Western Montana. He is a CPA and has operated a financial services business for more than 30 years. As a finance participant, he has been involved in a number of technology acquisitions and joint ventures. He graduated from the University of Montana in 1971 with a degree in Accountancy. Mr. Lambrecht is recognized as an expert in the fields of surface mining in addition to oil and gas exploration.

Advisory Board

Name	Age	Principal Positions with Us

Dr. Jun Gu M.D., Ph.D.	55	Medical Advisor

Dr. Antonina Nabokova M.D.	57	Medical Advisor

Christopher G. Hall	64	Business Development Advisor

Dr. Jun Gu has extensive experience in laboratory toxicology work and is frequently called upon as an expert in toxicology and pharmacology. He received his medical degree (M.D.) in 1986 from the Second Military Medicine University in Shanghai, China, and a Ph.D. in pharmacology from Shanghai Medical College at Fudan University in Shanghai, China in 1993.

Dr. Antonina Nabokova M.D has over 11 years' experience in clinical trials and managing development of clinical operations in areas such as psychiatry, orphan indication, and urology. Dr. Nabokova currently maintains an office as the head of Representative office of SynteractHCR Deutschland GmbH, in Moscow, Russia. She holds an M.D. from Leningrad Medical University and also obtained a certificate in cardiology from Leningrad Medical University.

Christopher G Hall has been an executive within the nutraceutical products industry since 2006 and a serial entrepreneur for more than 20 years. He began his career in 1978 with AT &T as a finance and operations manager. With his deep experience in areas of communications, Mr. Hall has become a recognized industry leader having conducted speaking engagements at industry trade shows and conferences. He is an active member of several industry associations. Mr. hall has worked extensively in entrepreneurship, primarily in the nutraceutical and technology space as a C-level executive since1995 and has raised more than $30 million in investment capital for various enterprises. Mr. Hall is a graduate of University of Southern California with a Bachelors’ degree in International Relations and he holds an MBA from the Anderson School of Management at the University of California, Las Angeles.

Term of Office

Our Directors are appointed for a one-year term but will hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

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

Compensation of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing neither similar functions nor does our company have a written nominating, compensation, or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the board of directors can adequately perform the functions of such committees. Our Common Stock trades on the OTC Bulletin Board, which does not impose standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Robert W. Ellis, at the address appearing on the first page of this annual report.

Code of Ethics

As of December 31, 2019, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Up to December 31, 2019, the following officer, director, and members of our medical advisory board have received restricted stock awards as compensation for services. Prices used for these awards were not based on, and have no relationship to, market prices for our common stock and should not be considered as predictive of future value. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive salary compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees, but our officers and directors may recommend adoption of one or more such programs in the future.

The Company does not have a standing compensation committee, audit committee, nomination committee, or committees performing similar functions. We anticipate that we will form such committees of the Board of Directors once we have a full Board of Directors.

Name & Principal Position	Year	Salary		Bonus		Restricted Stock Awards		Option Awards		Other Compensation		Total

Edward E Jacobs, Jr	2019	$	in stock	$	Nil		$84,000.	$	Nil	$	Nil		$84,000
Director &	2018		$20,000	$	Nil		$62,500	$	Nil	$	Nil		$82,500
Chief Executive Officer	2017	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Chief Scientific Director	2016	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
	2015	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Medical Adviser	2014	$	Nil	$	Nil		$365,000	$	Nil	$	Nil		$365,000
Robert W Ellis	2019		$20,000	$	Nil	$	Nil	$	Nil	$	Nil		$20,000
Ronald Lambrecht	2019	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
James E Rouse	2018		$51,250	$	Nil		$37,500	$	Nil	$	Nil		$88,750
Former Director & President
Kim Southworth	2018		$35,179	$	Nil	$	Nil	$	Nil	$	Nil		$35,179
Former Director & Chief Executive Officer	2017		$2,000	$	Nil	$	Nil	$	Nil	$	Nil		$2,000
Christopher G. Hall,	2018	$	Nil	$	Nil		$17,000	$	Nil	$	Nil		$17,000
Business Advisor Former President,
Chief Executive Officer,	2015	$	Nil	$	Nil		$49,446	$	Nil	$	Nil		$49,446
Chief Financial Officer, and Secretary	2014	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Barry Epling	2017	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Former Chairman	2016	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
of the Board of	2015	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Directors	2014	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Gerald Epling
Former President, Chief
Executive Officer, Chief Financial
Officer and Director (1)	2014	$	Nil	$	Nil		$724,671	$	Nil	$	Nil		$724,671
Dr. Jun Gu M.D., Ph.D.	2018	$	Nil	$	Nil		$20,000	$	Nil	$	Nil		$20,000
Medical Advisor	2014	$	Nil	$	Nil		$547,500	$	Nil	$	Nil		$547,500
Dr. Antonia Nabokava
Medical Advisor	2014	$	Nil	$	Nil		$365,000	$	Nil	$	Nil		$365,000

(1)	Compensation includes 98,540 shares of common stock paid to Ferris Holdings Inc. on May 20, 2014 valued at $359,671 ($3.65 per share).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2019 and December 31, 2018, regarding the number of shares of Common Stock beneficially owned by (i) each person or entity known to us to own more than five percent of our Common Stock; (ii) each of our Named Executive Officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. The percentages are based on 18,576.379 total outstanding Shares as of December 31, 2019  and 18,196,169 total outstanding shares as of December 31, 2018.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

As of December 31, 2019
Title of class	Name of beneficial owner	Amount of beneficial ownership		Percent of class
Common Stock	Edward E. Jacobs, Jr Director & Chief Executive Officer	2,239,532		12.056%
All officers and Directors as a Group (3 person)		2,239.532		12.056%

More than 5% Beneficial Owners:
Common Stock	Breath of Life Foundation 6490 Desert Inn Rd, Las Vegas, 89145	9,628,568	(1)	51.832%
Common Stock	Edward E. Jacobs, Jr 1201 Virginia City Avenue, Las Vegas, NV 89106	2,239.532		12.056%

As of December 31, 2018
Title of class	Name of beneficial owner	Amount of beneficial ownership		Percent of class
Common Stock	Edward E. Jacobs, Jr Director, President, CEO, Secretary, CFO	1,954,066		10.63%

All officers and Directors as a Group (1 person)		1,954,066		10.63%

More than 5% Beneficial Owners:
Common Stock	Breath of Life Foundation 6490 Desert Inn Rd, Las Vegas, 89145	9,628,568	(1)	52.42%
Common Stock	Edward E. Jacobs, Jr	1,954,066		10.63%
	1201 Virginia City Avenue, Las Vegas, NV 89106

(1)	Breath of Life Foundation assigned irrevocable voting rights to the Board of Director of BioAdaptives, Inc

Changes in Control

On June 21, 2013, the Company’s sole officer, director and shareholder, Richard Chiang, sold 10,000,000 shares of the Company’s common stock, constituting 100% of its issued and outstanding shares, to Ferris Holding Inc., a Nevada corporation (“FHI”) for a purchase price of $40,000. Effective the same date, Mr. Chiang or the Company appointed Barry K. Epling, who was the sole shareholder of FHI, as Chairman of the Board of Directors, and Gerald A. Epling as its President, Chief Executive Officer, Secretary, Chief Financial Officer and a director; Mr. Chiang then resigned.  On September 25, 2013, the Company changed its name to BioAdaptives, Inc.

On October 2, 2017, the Board of Directors appointed Kim Southworth and Dr. Edward E Jacobs, Jr MD as directors and Barry K. Epling resigned as Chairman. FHI donated 9,628.568 shares of the Company’s common stock to the Breath of Life Foundation, a Section 501(c)(3) non-profit organization. At that time, these shares constituted 51.84% of the Company’s issued and outstanding shares and, as part of the grant, Breath of Life granted the Company’s Board of Directors an irrevocable proxy to vote them.  With these actions, Barry K. Epling terminated his relationship with the Company as an owner (direct or indirect), officer or director.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Transactions

Independence Transactions with Related Persons

Ferris  Holding, Inc.

As noted herein, Ferris Holding Inc. ("Ferris Holding") is an entity that was founded and is managed by Barry Epling, who was the Chairman of the Board of Directors of BioAdaptives up to October 2, 2017, and since then has no further relationship with us.  Ferris entered into a product license agreement and a technology license agreement with BioAdaptives, pursuant to which, Ferris licensed to BioAdaptives certain rights to use Ferris's technology and products. These agreements were previously filed. Mr. Barry Epling invented the Agronifier™ technology and licensed it to Ferris Holding.

BioScience, Inc

As noted in the accounting, BioScience, Inc loaned the company $50,000. BioScience, Inc is founded and managed by Dr. Edward E. Jacobs, Jr, Director and Chief Executive Officer of the Company

Conflicts of Interest

Certain conflicts of interest could arise in the future, including, but not limited to, the following:

*

None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

*

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

*	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.
*

Since all of our directors own shares of our common stock that could be sold, in whole or in part, as a negotiated element of a business acquisition, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination.

In general, officers and directors of a Delaware corporation are required to present business opportunities to a corporation if:

*	the corporation could financially undertake the opportunity.
*	the opportunity is within the corporation's line of business; and
*	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

Director Independence

The Board of Directors has determined that none of its directors is "independent" under the criteria set forth in Rule 5065(a)(2) of the Nasdaq Listing Rules. The Board does not have a separately designated audit, nominating, or compensation committee, so the functions normally attributed to these committees are performed by the entire board. Accordingly, none of our directors is "independent" under applicable Nasdaq Listing Rules that define independence for purposes of directors performing the functions of such committees.

Item 14 - Principal Accountant Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company's annual financial statements:

	Audit Services	Audit Related Fees	Tax Fees	Other Fees
Year Ended December 31,2019	$32,000	$16,260.25	$0	$0

Year Ended December 31, 2018	$38,000	$14,600	$0	$0

Item 15 - Exhibits and Financial Statement Schedules

3.1*	Articles of Incorporation

3.2*	Bylaws

31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002

32.1	Section 906 Certification under Sarbanes Oxley Act of 2002

___________

* Incorporated by our Registration Statement on Form S-1 filed May 3, 2011

Item 16 - Form 10-K Summary

None

(Financial statements begin on the following page)

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2020

BioAdaptives, Inc.

By:	/s/ Edward E. Jacobs, Jr
Edward E. Jacobs, Jr
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BioAdaptives, Inc.

April 30, 2020	By:	/s/ Robert W. Ellis
Robert W. Ellis
Chief Financial Officer
(Principal Financial Officer)

