Form 10-K/A
period 2019-12-31
BIOADAPTIVES, INC.
filed 2020-05-12
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K/A

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

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

Statement Regarding COVID-19-Related Filing Delay

BioAdaptives, Inc. has relied on the U.S. Securities and Exchange Commission’s March 25, 2020, Order [Rel. No. No. 34-88465] to postpone filing this Annual Report. The reasons for our postponement are set out fully in our March 30, 2020, Form 8-K, which is incorporated here by reference. In sum, we conduct our business operations from Las Vegas, Nevada, which has been subject to shut-down and stay-at-home orders during the period allocated to preparation of this report. Furthermore, our senior officers responsible for preparation of the financial statements and other reports contained herein reside out-of-state and have been subject to various travel restrictions.

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

* Incorporated by our Registration Statement on Form S-1 filed May 3, 2011

Item 16 - Form 10-K Summary

None

(Financial statements begin on the following page)

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2020

BioAdaptives, Inc.

By:	/s/ Edward E. Jacobs, Jr
Edward E. Jacobs, Jr
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BioAdaptives, Inc.

May 12, 2020	By:	/s/ Robert W. Ellis
Robert W. Ellis
Chief Financial Officer
(Principal Financial Officer)

