Form 10-Q
period 2020-03-31
BIOADAPTIVES, INC.
filed 2020-06-10
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES     ☒ NO

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting Company	☒
Emerging Growth Company	☐

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

18,576,379 common shares issued and outstanding as of May 29, 2020

Form 10-Q

Statement Regarding COVID-19-Related Filing Delay

BioAdaptives, Inc. has relied on the U.S. Securities and Exchange Commission’s March 25, 2020, Order [Rel. No. No. 34-88465] to postpone filing this Current Report for the period ended March 31, 2020. The reasons for our postponement are set out fully in our May 11, 2020, Form 8-K, which is incorporated here by reference. In sum, we conduct our business operations from Law Vegas, Nevada, which has been subject to shut-down and stay-at-home orders during the period allocated to preparation of this report. Furthermore, our senior officers responsible for preparation of the financial statements and other reports contained herein reside out-of-state and have been subject to various travel restrictions.

PART I - FINANICAL INFORMATION

Item 1. Financial Statements

PART I - FINANICAL INFORMATION

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019

ASSETS
Current Assets:
Cash	$11,649	$12,313
Accounts receivable	179	-
Marketable securities	412	772
Inventory	14,469	11,128
Total Current Assets	26,709	24,213

TOTAL ASSETS	$26,709	$24,213

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	48,503	29,954
Derivative liabilities	509,395	464,024
Current portion of convertible notes - net of discount of $33,981 and $71,607	393,519	312,893
Notes Payable	9,711	7,218
Note payable - related party	50,000	50,000
Total Current Liabilities	1,011,128	864,089

Total Liabilities	1,011,128	864,089

Stockholders' Deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Series A Preferred Stock 4,000,000 shares designated; none issued and outstanding
Common stock ($.0001 par value, 200,000,000 shares authorized; 18,576,379 and 18,096,169 shares issued and outstanding, and 1,035,304 and 275,502 issuable, respectively)	1,961	1,894
Additional paid-in capital	4,010,459	3,917,147
Accumulated deficit	(4,996,839)	(4,758,917)
Total Stockholders' Deficit	(984,419)	(839,876)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$26,709	$24,213

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	March 31,
	2020	2019

Revenues	$4,655	$1,532
Cost of revenue	1,362	340
Gross Profit	3,293	1,192

Operating Expenses
General and administrative	39,432	9,767
Professional fees	9,090	35,900
Stock based compensation	93,379	21,000
Total Operating Expenses	141,901	66,667

Other Income (Expense)
Unrealized loss on marketable securities	(360)	(1,544)
Interest expense	(53,583)	(48,981)
Change in fair value of derivative liabilities	(45,371)	208,445
Total Other Income (Expense)	(99,314)	157,920

Loss before income taxes	(237,922)	92,445

Net loss	$(237,922)	$92,445

Net Loss Per Common Share:
Basic and Diluted	$(0.01)	$0.01
Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic	18,938,769	18,423,893
Diluted	18,938,769	22,620,925

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series A Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2019	-	$-	18,938,769	$1,894	$3,917,147	$(4,758,917)	$(839,876)

Common stock issued for service	-	-	400,000	40	47,075	-	47,115
Common stock issued for service - related party	-	-	272,914	27	35,973	-	36,000
Stock based compensation	-	-	-	-	10,264	-	10,264
Net loss for the period	-	-	-	-	-	(237,922)	(237,922)

Balance, March 31, 2020	-	$-	19,611,683	$1,961	$4,010,459	$(4,996,839)	$(984,419)

					Additional
	Series A Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2018	-	$-	18,371,671	$1,837	$3,824,412	$(4,519,990)	$(693,741)

Common stock issued for service - related party	-	-	144,713	15	20,985	-	21,000
Net loss for the period	-	-	-	-	-	92,445	92,445

Balance, March 31, 2019	-	$-	18,516,384	$1,852	$3,845,397	$(4,427,545)	$(580,296)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(237,922)	$92,445
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	47,115	-
Stock-based compensation - related party	46,264	21,000
Change in fair value of derivative liabilities	45,371	(208,445)
Amortization of debt discount	40,626	38,763
Unrealized loss on investments in marketable securities	360	1,544
Changes in operating assets and liabilities:
Accounts receivable	(179)	-
Inventory	(3,341)	40,078
Accounts payable and accrued liabilities	19,392	(32,281)
Net Cash Used in Operating Activities	(42,314)	(46,896)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of assets	-	-
Net cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	9,800	10,000
Repayments of notes payable	(8,150)	-
Proceeds from convertible notes	40,000	-
Net Cash Provided by Financing Activities	41,650	10,000

Net change in cash	(664)	(36,896)
Cash at beginning of period	12,313	56,215
Cash at end of period	$11,649	$19,319

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$8,930

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

The following table summarizes fair value measurements by level at March 31, 2020 and December 31, 2019, measured at fair value on a recurring basis:

Fair Value Measurements as of March 31, 2020 Using:

	Total Carrying Value as of	Quoted Market Prices in Active	Significant Other Observable	Significant Unobservable
	March 31, 2020	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Equity Securities	$412	$412	$-	$-

Liabilities
Derivative liabilities	$509,395	$-	$-	$509,395

Fair Value Measurements as of December 31, 2019 Using:

	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$772	$772	$-	$-

Liabilities
Derivative liabilities	$464,024	-	-	464,024

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $4,996,839 as of March 31, 2020. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. MARKETABLE SECURITIES

Equity securities at March 31, 2020 and December 31, 2019, were comprised of 105,736 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $412 and $772, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2020 and December 31, 2019 consists of the following.

	March 31,	December 31,
	2020	2019
Accounts payable	$164	$1,297
Credit card	22,763	20,214
Accrued interest	14,570	2,457
Accrued liabilities	11,006	5,986
	$48,503	$29,954

6. NOTE PAYABLE

During the three months ended March 31, 2020, the Company issued additional notes payable of $9,800 to a third party. The term is 6 months. During the three months ended March 31, 2020, the Company recognized interest expense of $589 and repaid $8,150. As of March 31, 2020 and December 31, 2019, the Company owed note payable of $9,711 and $7,218, respectively.

7. CONVERTIBLE NOTES

Convertible notes at March 31, 2020 and December 31, 2019 consists of the following:

	March 31,	December 31,
	2020	2019
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - issued fiscal year 2019	73,500	73,500
Convertible Notes - issued fiscal year 2019	43,000	-
Total convertible notes payable	427,500	384,500

Less: Unamortized debt discount	(33,981)	(71,607)
Total convertible notes	393,519	312,893

Less: current portion of convertible notes	393,519	312,893
Long-term convertible notes	$-	$-

For the three months ended March 31, 2020 and 2018, the interest expense on convertible notes was $11,870 and $10,215, respectively. As of March 31, 2020, and December 31, 2019, the accrued interest was $13,261 and $1,391, respectively.

The Company recognized amortization expense related to the debt discount of $40,626 and $38,763 for the three months ended March 31, 2020 and 2019, respectively, which is included in interest expense in the statements of operation.

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

Convertible Notes – Issued during the year ended December 31, 2019

During the year ended December 31, 2019, the Company issued a total principal amount of $73,500 in convertible notes for cash proceeds of $67,000. The terms of convertible notes are summarized as follows:

•	Term one year;
•	Annual interest rates 10%;
•	Convertible at 180 days from issuance
•	Conversion prices are 58 - 61% multiplied by the lowest trading price during the 20-trading day period ending on the latest complete training day prior to the conversion date.

Convertible Notes – Issued during the three months ended March 31, 2020

During the three months ended March 31, 2020, the Company issued a total principal amount of $43,000 in convertible note for cash proceeds of $40,000. The terms of convertible note are summarized as follows:

•	Term one year;
•	Annual interest rates 10%;
•	Convertible at 180 days from issuance
•	Conversion prices are 61% multiplied by the lowest trading price during the 20-trading day period ending on the latest complete training day prior to the conversion date.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the three months ended March 31, 2020 and year ended December 31, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Three months ended	Year ended
	March 31,	December 31,
	2020	2019
Expected term	0.01- 0.42 years	0.22 - 1.43 years
Expected average volatility	226% - 317%	229% - 320%
Expected dividend yield	-	-
Risk-free interest rate	0.05% - 0.15%	1.55% - 2.40%

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2020.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2019	$464,024

Gain on change in fair value of the derivative	45,371
Balance - March 31, 2020	$509,395

The aggregate (gain) loss on derivatives during the three months ended March 31, 2020 and 2019 was as follows;

	Three months ended
	March 31,
	2020	2019
(Gain) loss on change in fair value of the derivative liabilities	$45,371	$(208,445)

9. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of March 31, 2020, and December 31, 2019, no shares of preferred stock had been issued.

Series A Preferred Stock

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

The Company may use the Series A Preferred Stock for purpose of asset acquisition or in satisfaction of recognized debt; they are not otherwise available for sale. The Series A Preferred Stock have enhanced voting privileges under certain circumstances; the collective right to appoint elect one director, at the Holders’ option; and conversion-to-common rights at a 5:1 ratio.

As of March 31, 2020, no shares of Series A Preferred Stock had been issued.

Common Stock

On February 6, 2020, the Company’s board and a majority of its shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of its common stock, par value .0001, from 100,000,000 shares to 200,000,000 shares.

During the three months ended March 31, 2020, the Company recorded 272,914 common stock issuable valued at $36,000 based on an employment agreement – related party transaction.

During the three months ended March 31, 2020, the Company recorded 400,000 common stock issuable valued at $47,115 for services.

As of March 31, 2020, and December 31, 2019, there were 19,611,683 and 18,938,769 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of March 31, 2020 and December 31, 2019, there were 1,105,514 shares and 832,600 shares of the Company’s common stock issuable, respectively.

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

During the three months ended March 31, 2020, all warrant to purchase 200,000 shares of common stock were expired.

10. RELATED PARTY TRANSACTIONS

Notes payable – related party

During the year ended December 31, 2019, the Company issued a total principal amount of $50,000 notes to the company owned by our CEO. The note is a 4% interest bearing promissory note that the term is 1 year.

As of March 31, 2020 and December 31, 2019, the Company recorded notes payable – related party of $50,000 and $50,000 and accrued interest of $1,309 and $809, respectively.

Employee agreements

In June 2018, the Company originally entered into an employment agreement with Dr. Edwards E. Jacobs, Jr.,our CEO. A base compensation is $10,000 monthly and 100,000 shares of common stock valued at $27,500. In October 2018, the agreement was amended to a base compensation is $7,000 in cash or equivalent in common stock. During the three months ended March 31, 2020, the Company recorded Stock based compensation of $21,000 (See Note 9).

In August 2019, the Company entered into an employment agreement with Robert W. Ellis, our president. A base compensation is $5,000 in cash per monthly and 250,000 shares to be issued on August 31, 2020 valued at $26,375. During year ended December 31, 2019, the Company recorded Stock based compensation of $6,594. As of March 31, 2020 and December 31, 2019, the Company recorded accrued liability of $10,000 and $5,000, respectively.

In September 2019, the Company entered into an employment agreement with Ronald Lambrecht, our Chief Financial Officer. A base compensation is $5,000 equivalent in common stock monthly and 100,000 shares to be issued on September 30, 2020 valued at $11,010. The service will be provided from January 2, 2020. During the three months ended March 31, 2020, the Company recorded Stock based compensation of $18,670.

11. EARNING (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share ("EPS") calculations.

	Three months ended
	March 31,
	2020	2019
Numerator:
Net Income (Loss)	$(237,922)	$92,445
Gain on change in fair value of derivatives	-	(208,445)
Interest on convertible debt	-	10,215
Net Income (Loss) - diluted	$(237,922)	$(105,785)

Denominator:
Weighted-average shares of common stock	18,938,769	18,423,893
Dilutive effect of convertible instruments	-	4,134,404
Dilutive effect of outstanding warrants	-	62,628
Diluted weighted-average of common stock	18,938,769	22,620,925

Net Income (Loss) Per Common Share:
Basic:	$(0.01)	$0.01
Diluted:	$(0.01)	$(0.00)

For the periods ended March 31, 2020, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

For the periods ended March 31, 2019, diluted earnings per share is calculated using net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during each period determined using the treasury stock method and the if-converted method.

12. SUBSEQUENT EVENT

The Company has developed and is marketing PrimaLungs™, an enhanced formulation of nutraceuticals promoting overall health and wellness through support of pulmonary immune systems. PrimaLungs™ is packaged with PrimaCell® and PluriPain™ in the Immune Wellness Health Defense Package, which contains a 30-day supply of each compound. Additional information can be found at www.primalung.com and www.Pluripain.com.

The Company has commenced a marketing program to identify internet influencers and other notables in the TCM, Ayurvedic and animal health and wellness fields for affiliate marketing purposes. To-date, we have entered into two affiliate marketing agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This current report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward- looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

1. OUR BUSINESS

Overview

BioAdaptives, Inc is a research, development, and educational company. We manufacture and distribute natural plant- and algal-based products that improve health and wellness for humans and animals, with an emphasis on pain relief, immune support, and anti-aging properties. These products include dietary supplements and specialty food items. These products are designed to aid memory, cognition, and focus; assist in sleep and fatigue reduction through increased mitochondrial energy; provide pain relief and healing; and generally, improve overall emotional and physical wellness. The science behind our products has also proven to be effective for performance enhancement and pain relief for horses and dogs as well as providing improvements in appearance. Our current product lines include PrimiCell®, a primitive cell activator, PrimiLungs™, a lung immune defense product and PluriPain™, a fast-acting, long-lasting, all-natural pain relief management nutraceutical for humans. The Company also provides a cell activation line for dogs and horses, Canine Regen® and Equine Regen®, both based on our PrimiCell® formulations. Additional products for sleep, mitochondrial energy, cognitive focus, and gut health, as well as a cosmeceutical duo for anti-aging for humans, and various enhancement and pain relief products for animals are presently being readied for introduction during 2020.

Market and Marketing

We market our science-based, quality nutraceuticals to a broad base of the population in the U.S., and are exploring marketing prospects in Asia, the Middle East, and Europe. The Company’s current target markets also include equine and canine companion animals and equine competitors in the U.S. and the Middle East.

We intend to create market share in our target demographic by (i) emphasizing the benefits of our proprietary algal based-all natural, stimulant free, non-GMO ingredients that combine with proven Traditional Chinese Medicine and Ayurvedic herbs into science-based formulations, (ii) creating additional products in response to market demand and testing, and (iii) utilizing our marketing operation to act as its sales and distribution arm to seek additional channels for sales coverage. While we do not pay for placement or mentions, the Company has entered into affiliate marketing agreements with internet influencers and other notables in TCM and Ayurvedic health and wellness fields to directly market our products for commissions. We believe the exposure from multiple credible sources in these disciplines will help our products gain recognition and directly promote sales.

The Company also plans to capitalize on the significant opportunities for consolidation available in the nutraceutical industry. The Company anticipates seeking acquisitions that serve to increase the number of the Company's product brands, broaden its product offering or facilitate entry into complementary distribution channels.

We are associated with leading veterinarians and equine competitors for both research and marketing purposes. In 2019, the Company formed the Livestock Impact™ Division, specifically for a line of “All-In-One”™ supplement feeds for show animals and companion animals, assisting the different facets of their wellness health, under Bruce Colclasure a NCHA champion who owns and operates the Flying C Bar Ranch, the breeder and trainer of over 80 NHCA champion cutting horses, as Division President. Colclasure, in the last five years, uses and endorses our EquineRegen® and EquineRegen® Plus products and provides valuable feedback and testimonials regarding its function. The Company has also appointed Flying C bar Range Therapy, under Denise Colclasure as its marketing agent for LiveStock Impact™. Ms Colclasure, a respected and well-known personality in the equine and livestock industry, will be responsible for marketing the LiveStock Impact™ line of products at livestock events, equine shows, as well as to other breeders, trainers, stable operators, livestock owners and veterinarians. The Division also offers an Ambassadors’ program.

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

The Company also believes that international sales represent a significant future growth opportunity as aging population growth outside North America exceeds 1 billion people. The Company plans to aggressively pursue international sales by adding additional salespeople within its marketing effort, developing a network in high-growth APAC regions, and continuing its efforts to register products and trademarks in attractive foreign markets.

Manufacturing

All of the Company’s products are considered dietary supplements, feed supplements or natural foods, and we carefully avoid making health, drug or disease cure claims that could trigger regulatory compliance issues and affect our ability to market BioAdaptives products. Our active ingredients are all botanical or algal-based and sourced worldwide from reputable suppliers who employ stringent compliance and sustainable agriculture practices or operate NSF-certified (or equivalent) facilities.

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

2. RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 and 2019

We had a net loss of $237922 for the three-month period ended March 31, 2020, which was net loss of $330,367 more than for the three-month period ended March 31, 2019, which net income was $92,445. The change in our results over the two periods is primarily due to stock-based compensation, promotional expenses, and the change in fair value of derivative liabilities.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2020 and 2019:

	2020	2019	Changes
Revenue	4,655	1,532	3,123
Cost of Sales	1,362	340	1,022
Operation Expenses	141,901	66,667	75,234
Other income (expenses)	(99,314)	157,920	(257,234)
Net Income (loss)	(237,922)	92,445	(330,367)

Revenue

Our revenues have been derived entirely from product sales.

Cost of Sales

Our cost of sales is primarily derived from contract manufacturing expenses and shipping and handling expenses related to customer fulfillment. We also expense small amounts for marketing expenses, which includes the cost of samples or products provided for promotional purposes and website content development.

Operation Expenses

Our general, administrative and professional fees are largely attributable to office, rent, advertising, consultants and transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company as well as stock-based compensation for officers, directors and consultants.

Other Income (Expense)

The Company recorded interest expense of $53,583and $48,981for the three months ended March 31, 2020 and March 31,2019.

Net Loss

As a result of our operating expenses the Company reported a net loss of $$237, 922 and an income of $92,445 for the three months ended March 31, 2020 and 2019.

Comprehensive Income (Loss)

The Company reported an unrealized loss on marketable securities of $360 and $1,544 for the three months ended March 31, 2020 and 2019.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2020 reflects current assets of $26,709. We had cash in the amount of $11,649 and working capital deficiency in the amount of $984,419 as of March 31, 2020. We currently meet cash requirements by infusions of by issuance of notes to finance partners. Most of these notes have conversion features that require accounting for derivative liabilities.

Working Capital (Deficiency)	March 31,	December 31,
	2020	2019	Change
Current Assets	26,709	24,213	2,496
Current Liabilities	1,011,128	864,089	147,039
Working Capital (Deficiency)	(984,419)	(839,976)	(144,543)

Cash Flows
	Three Months Ended March 31,
	2020	2019	Change
Cash provided by (used in) Operating Activities	(42,314)	(46,896)	4,582
Cash provided in Investing Activities	-	-	-
Cash provided by (used in) Financing Activities	41,650	10,000	31,650
Net Increase (Decrease) In Cash During Period	(664)	(36,896)	36.232

Net cash used by operating activities during the three months ended March 31, 2020 was $42,314 a(n) decrease/increase of $4,582 from the $46,896 net cash used in operating activities during the three months ended March 31, 2019.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2020 was $41.650 a(n) decrease/increase of $31,650 from the $10,000 net cash provided in financing activities during the three months ended March 31, 2020.

As of March 31, 2020, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

At March 31, 2020, we had $11,649 of cash on-hand and an accumulated deficit of $984,419, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2019. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Co Vid-19 Pandemic Impact and Risk

At this time, it is not possible to fully assess the impact of the COVID-19 pandemic on the Company’s operations and capital requirements. Should the COVID-19 pandemic continue, it may adversely affect the Company’s ability to (i) retain employees and consultants; (ii) obtain additional financing on terms acceptable to the Company, if at all; (iii) delay regulatory submissions and approvals, if required; (iv) delay, limit or preclude the Company from securing manufacturing sites, partnerships or marketing agreements; (v) delay, limit or preclude the Company from achieving technology or product development goals, milestones, or objectives; and (vi) preclude or delay entry into joint venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to execute on its business plan.

The Company’s priority and commitment is to the health and security of its team members, their families, and its partners through this unprecedented event.

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

BioAdaptives Inc.
(Registrant)

Dated: June 10, 2020	/s/ Edward E. Jacobs, Jr
Edward E. Jacobs, Jr
Chief Executive Officer,
(Principal Executive Officer )

/s/ Robert W. Ellis
Robert W. Ellis
President, Chief Financial Officer,
(Principal Financial Officer)

