Form 10-Q/A
period 2020-03-31
BIOADAPTIVES, INC.
filed 2020-06-11
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q / A

(Amendment No. 1)

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

18,576,379 common shares issued and outstanding as of May 29, 2020

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our Quarterly Report on Form 10- Q for the period ended March 31, 2020 (the “Form 10-Q”), filed with the United States Securities and Exchange Commission on June 10, 2020 (the “Original Filing Date”), solely to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. These exhibits were inadvertently not included with our Form 10- Q filing.  Exhibit 101 consists of the following materials from our Form 10- Q , formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCG	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation LinkBase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10- Q . This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10- Q .

As set forth in Item 15 of Part IV, the XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Section 302 Certification by the Principal Executive Officer

31.2	Section 302 Certification by the Principal Financial Officer

32.1	Section 906 Certification by the Principal Executive Officer

32.2	Section 906 Certification by the Principal Financial Officer
101.INS	XBRL Instance Document
101.SCG	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation LinkBase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioAdaptives Inc.
(Registrant)

Dated: June 11, 2020	/s/ Edward E. Jacobs, Jr
Edward E. Jacobs, Jr
Chief Executive Officer,
(Principal Executive Officer )

/s/ Robert W. Ellis
Robert W. Ellis
President, Chief Financial Officer,
(Principal Financial Officer)

