Form 10-Q
period 2020-06-30
BIOADAPTIVES, INC.
filed 2020-08-13
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number 000-54949

BioAdaptives Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-2592228
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2620 Regatta Drive, Suite 102, Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

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

18,861,279 common shares issued and outstanding as of August 8, 2020

Form 10-Q

PART I - FINANICAL INFORMATION

Item 1. Financial Statements

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019

ASSETS
Current Assets:
Cash	$3,999	$12,313
Marketable securities	63	772
Inventory	18,244	11,128
Total Current Assets	22,306	24,213

TOTAL ASSETS	$22,306	$24,213

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	71,437	29,954
Derivative liabilities	849,948	464,024
Current portion of convertible notes - net of discount of $55,030 and $71,607	352,470	312,893
Loans Payable	3,389	7,218
Note payable - related party	69,272	50,000
Total Current Liabilities	1,346,516	864,089

Total Liabilities	1,346,516	864,089

Stockholders’ Deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Series A Preferred Stock 4,000,000 shares designated: none issued and outstanding	-	-
Common stock ($.0001 par value, 200,000,000 shares authorized; 18,861,279 and 18,576,379 shares issued and outstanding, and 1,321,083 and 362,390 issuable, respectively)	2,018	1,894
Additional paid-in capital	4,101,046	3,917,147
Accumulated deficit	(5,427,274)	(4,758,917)
Total Stockholders’ Deficit	(1,324,210)	(839,876)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22,306	$24,213

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues	$3,502	$5,171	$8,157	$6,703
Cost of revenue	3,355	1,484	4,717	1,824
Gross Profit	147	3,687	3,440	4,879

Operating Expenses
General and administrative	8,494	14,592	47,926	24,359
Professional fees	18,621	6,356	27,711	42,256
Stock based compensation	46,264	21,000	139,643	42,000
Total Operating Expenses	73,379	41,948	215,280	108,615

Other Income (Expense)
Unrealized loss on marketable securities	(349)	(740)	(709)	(2,284)
Interest expense	(58,921)	(48,597)	(112,504)	(97,578)
Change in fair value of derivative liabilities	(297,933)	(92,273)	(343,304)	116,172
Total Other Income (Expense)	(357,203)	(141,610)	(456,517)	16,310

Loss before income taxes	(430,435)	(179,871)	(668,357)	(87,426)

Net loss	$(430,435)	$(179,871)	$(668,357)	$(87,426)

Net Loss Per Common Share:
Basic and Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	19,822,574	18,565,818	19,545,347	18,495,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Six Months ended June 30, 2020

					Additional
	Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2019	-	$-	18,938,769	$1,894	$3,917,147	$(4,758,917)	$(839,876)

Common stock issued for service	-	-	400,000	40	47,075	-	47,115
Common stock issued for service - related party	-	-	272,914	27	35,973	-	36,000
Stock based compensation	-	-	-	-	10,264	-	10,264
Net loss for the period	-	-	-	-	-	(237,922)	(237,922)

Balance, March 31, 2020	-	$-	19,611,683	$1,961	$4,010,459	$(4,996,839)	$(984,419)

Common stock issued for conversion of debt	-	-	284,900	28	44,352	-	44,380
Common stock issued for service - related party	-	-	285,779	29	35,971	-	36,000
Stock based compensation	-	-	-	-	10,264	-	10,264
Net loss for the period	-	-	-	-	-	(430,435)	(430,435)

Balance, June 30, 2020	-	$-	20,182,362	$2,018	$4,101,046	$(5,427,274)	$(1,324,210)

For the Six Months ended June 30, 20219

					Additional
	Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2018	-	$-	18,371,671	$1,837	$3,824,412	$(4,519,990)	$(693,741)

Common stock issued for service - related party	-	-	144,713	15	20,985	-	21,000
Net loss for the period	-	-	-	-	-	92,445	92,445

Balance, March 31, 2019	-	$-	18,516,384	$1,852	$3,845,397	$(4,427,545)	$(580,296)

Common stock issued for service - related party	-	-	140,753	14	20,986	-	21,000
Net loss for the period	-	-	-	-	-	(179,871)	(179,871)

Balance, June 30, 2019	-	$-	18,657,137	$1,866	$3,866,383	$(4,607,416)	$(739,167)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(668,357)	$(87,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	47,115	-
Stock-based compensation - related party	92,528	42,000
Change in fair value of derivative liabilities	410,304	(116,172)
Amortization of debt discount	19,577	77,952
Unrealized loss on investments in marketable securities	709	2,284
Changes in operating assets and liabilities:
Inventory	(7,116)	42,137
Accounts payable and accrued liabilities	42,694	(20,124)
Net Cash Used in Operating Activities	(62,546)	(59,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes payable	9,800	15,000
Repayments of notes payable	(14,840)	-
Proceeds from Notes payable - related party	19,272	-
Proceeds from Convertible notes	40,000	-
Net Cash Provided by Financing Activities	54,232	15,000

Net change in cash	(8,314)	(44,349)
Cash at beginning of period	12,313	56,215
Cash at end of period	$3,999	$11,866

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$18,260

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability recognized as debt discount	$-	$145,237
Issuance of common stock for conversion of debt	$44,380	$-

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August 14, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

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

The following table summarizes fair value measurements by level at June 30, 2020 and December 31, 2019, measured at fair value on a recurring basis:

Fair Value Measurements as of June 30, 2020 Using:

	Total Carrying Value	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	as of June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$63	$63	$-	$-

Liabilities
Derivative liabilities	$849,948	$-	$-	$849,948

Fair Value Measurements as of December 31, 2019 Using:

	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$772	$772	$-	$-

Liabilities
Derivative liabilities	$464,024	-	-	464,024

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $5,427,274 as of June 30, 2020. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. MARKETABLE SECURITIES

Equity securities at June 30, 2020 and December 31, 2019, were comprised of 105,736 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $63 and $772, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2020 and December 31, 2019 consists of the following.

	June 30,	December 31,
	2020	2019
Accounts payable	$9,794	$1,297
Credit card	23,622	20,214
Accrued interest	27,173	2,457
Accrued liabilities	10,848	5,986
	$71,437	$29,954

6. NOTE PAYABLE

During the six months ended June 30, 2020, the Company issued additional notes payable of $9,800 to a third party. The term is 6 months. During the six months ended June 30, 2020, the Company recognized interest expense of $957 and repaid $14,840. As of June 30, 2020 and December 31, 2019, the Company owed note payable of $3,389 and $7,218, respectively.

7. CONVERTIBLE NOTES

Convertible notes at June 30, 2020 and December 31, 2019 consists of the following:

	June 30,	December 31,
	2020	2019
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - issued fiscal year 2019	53,500	73,500
Convertible Notes - issued fiscal year 2020	43,000	-
Total convertible notes payable	407,500	384,500

Less: Unamortized debt discount	(55,030)	(71,607)
Total convertible notes	352,470	312,893

Less: current portion of convertible notes	352,470	312,893
Long-term convertible notes	$-	$-

For the six months ended June 30, 2020 and 2019, the interest expense on convertible notes was $23,877 and $19,523, respectively. As of June 30, 2020, and December 31, 2019, the accrued interest was $25,268 and $1,391, respectively.

The Company recognized amortization expense related to the debt discount of $86,577 and $77,952 for the six months ended June 30, 2020 and 2019, respectively, which is included in interest expense in the statements of operation.

Conversion

During the six months ended June 30, 2020, the Company converted notes with principal amounts of $20,000 into 284,900 shares of common stock. The corresponding derivative liability at the date of conversion of $24,380 was credited to additional paid in capital.

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

Convertible Notes – Issued during the year ended December 31, 2020

During the six months ended June 30, 2020, the Company issued a total principal amount of $43,000 in convertible note for cash proceeds of $40,000. The terms of convertible note are summarized as follows:

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the six months ended June 30, 2020 and year ended December 31, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six months ended	Year ended
	June 30,	December 31,
	2020	2019
Expected term	0.01- 0.51 years	0.22 - 1.43 years
Expected average volatility	226% - 317%	229% - 320%
Expected dividend yield	-	-
Risk-free interest rate	0.05% - 0.19%	1.55% - 2.40%

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2020.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2019	$464,024

Addition of new derivatives recognized as debt discounts	67,000
Addition of new derivatives recognized as loss on derivatives	32,531
Settled on issuance of common stock	(24,380)
Gain on change in fair value of the derivative	310,773
Balance - June 30, 2020	$849,948

The aggregate (gain) loss on derivatives during the six months ended June 30, 2020 and 2019 was as follows;

	Six months ended
	June 30,
	2020	2019
Day one loss due to derivative liabilities on convertible notes	$32,531	$-
(Gain) loss on change in fair value of the derivative liabilities	310,773	(116,172)
	$343,304	$(116,172)

9. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2020, and December 31, 2019, no shares of preferred stock had been issued.

Series A Preferred Stock

On February 6, 2020, the Company established its Series A Preferred Stock, par value .0001, by filing a Certificate of Designation with the Delaware Secretary of State. The Company’s board exercised “blank check” authority to establish classes of preferred stock without approval by shareholders under provision of its original Articles of Incorporation and has designated 4,000,000 shares of Series A Preferred Stock.

The Company may use the Series A Preferred Stock for purpose of asset acquisition or in satisfaction of recognized debt; they are not otherwise available for sale. The Series A Preferred Stock have enhanced voting privileges under certain circumstances; the collective right to appoint elect one director, at the Holders’ option; and conversion-to-common rights at a 5:1 ratio.

As of June 30, 2020, no shares of Series A Preferred Stock had been issued.

Common Stock

On February 6, 2020, the Company’s board and a majority of its shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of its common stock, par value .0001, from 100,000,000 shares to 200,000,000 shares.

During the six months ended June 30, 2020, the Company issued 284,900 shares of common stock for conversion of debt of $20,000.

During the six months ended June 30, 2020, the Company recorded 558,693 common stock issuable valued at $72,000 based on an employment agreement – related party transaction.

 During the six months ended June 30, 2020, the Company recorded 400,000 common stock issuable valued at $47,115 for services.

As of June 30, 2020, and December 31, 2019, there were 20,182,362 and 18,938,769 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of June 30, 2020 and December 31, 2019, there were 1,321,083 shares and 832,600 shares of the Company’s common stock issuable, respectively.

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

During the six months ended June 30, 2020, all warrant to purchase 200,000 shares of common stock were expired.

10. RELATED PARTY TRANSACTIONS

Notes payable – related party

During the six months ended June 30, 2020, the Company issued a total principal amount of $19,272 nots to the company owned by our CEO. The note is a 4% interest bearing promissory note that the term is 6 months.

During the year ended December 31, 2019, the Company issued a total principal amount of $50,000 notes to the company owned by our CEO. The note is a 4% interest bearing promissory note that the term is 1 year.

As of June 30, 2020 and December 31, 2019, the Company recorded notes payable – related party of $69,272 and $50,000 and accrued interest of $1,905 and $809, respectively.

Employee agreements

In June 2018, the Company originally entered into an employment agreement with Dr. Edwards E. Jacobs, Jr. our CEO. A base compensation is $10,000 monthly and 100,000 shares of common stock valued at $27,500. In October 2018, the agreement was amended to a base compensation is $7,000 in cash or equivalent in common stock. During the six months ended June 30, 2020, the Company recorded Stock based compensation of $42,000 (See Note 9).

In August 2019, the Company entered into an employment agreement with Robert W. Ellis, our president. A base compensation is $5,000 in cash per monthly and 250,000 shares to be issued on August 31, 2020 valued at $26,375. During the six months ended June 30, 2020, the Company recorded Stock based compensation of $13,188. As of June 30, 2020 and December 31, 2019, the Company recorded accrued liability of $10,000 and $5,000, respectively.

In September 2019, the Company entered into an employment agreement with Ronald Lambrecht, our Chief Financial Officer. A base compensation is $5,000 equivalent in common stock monthly and 100,000 shares to be issued on September 30, 2020 valued at $11,010. The service will be provided from January 2, 2020. During the six months ended June 30, 2020, the Company recorded Stock based compensation of $37,340.

11. SUBSEQUENT EVENT

The Company has launched and is marketing PrimaLungs™, an enhanced formulation of nutraceuticals promoting overall health and wellness through support of pulmonary immune systems. PrimaLungs™ is packaged with PluriPain™ for the support of lungs immune health and pain relief which contains a 30-day supply of each compound. For this purpose, the Company set up two additional websites: namely www.primilung.com and www.pluripain.com providing educational videos and detail testimonials from numerous users for the understanding of the products and lung functions. Together with these digital efforts, the Company is negotiating with two entities on affiliate programs to actively help move sales forward,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

1. OUR BUSINESS

Overview

BioAdaptives, Inc is a research, development, and educational company. We manufacture and distribute natural plant- and algal-based products that improve health and wellness for humans and animals, with an emphasis on pain relief, immune support, and anti-aging properties. These products include dietary supplements and specialty food items. These products are designed to aid memory, cognition, and focus; assist in sleep and fatigue reduction through increased mitochondrial energy; provide pain relief and recovery; and generally improve overall emotional and physical wellness. The science behind our products has also proven to be effective for performance enhancement and pain relief for horses and dogs as well as providing improvements in appearance.

Our current product lines include PrimiCell®, a primitive cell activator, PrimiLungs™, a lung immune defense product and PluriPain™, a fast-acting, long-lasting, all-natural pain relief management nutraceutical for humans. The Company also markets a similar line of products for dogs and horses, Canine Regen® and Equine Regen®, both based on the PrimiCell® formulations. We are also promoting Equine All-in-One™, which incorporates certain components of Equine Regen® with minerals, herbs and algal-based compounds in a convenient daily comprehensive feed supplement. Additional products for sleep, mitochondrial energy, cognitive focus and gut health, as well as a cosmeceutical duo for human antiaging, and various enhancement and pain relief products for animals are presently being readied for introduction during 2020.

Market and Marketing

We market our science-based, quality nutraceuticals to a broad base of the population in the U.S., and are exploring marketing prospects in Asia, the Middle East, Europe and Australia. The Company’s current target markets also include equine and canine companion animals and equine competitors in the U.S. and the Middle East.

We intend to create market share in our target demographic by (i) emphasizing the benefits of our proprietary algal-based, all natural, stimulant free, non-GMO ingredients that combine with proven TCM and Ayurvedic herbs into science-based formulations, (ii) creating additional products in response to market demand and the results of testing, and (iii) utilizing our marketing operation to act as its sales and distribution arm to seek additional channels for sales coverage. While we do not pay for placement or mentions, the Company is in discussion with partners in affiliate marketing to directly market our products for commissions. We believe the exposure from multiple credible sources in these disciplines will help our products gain recognition and directly promote sales.

The Company also plans to capitalize on the significant opportunities for consolidation available in the nutraceutical industry. The Company anticipates seeking acquisitions that serve to increase the number of the Company’s product brands, broaden its product offering or facilitate entry into complementary distribution channels.

We are associated with leading veterinarians and equine competitors for both research and marketing purposes. In 2019, the Company formed the Livestock Impact, Inc., a majority-owned subsidiary, with Bruce Colclasure a NCHA champion who owns and operates the Flying C Bar Ranch, a breeder and trainer of over 80 NHCA champion cutting horses, as Division President. Colclasure uses and endorses our EquineRegen®, EquineRegen® Plus, and Equine All-in-One™ products and provides valuable feedback and testimonials regarding its function. The Flying C Bar Ranch Therapy Division serves as a direct sales agent for our equine products at livestock events and to other breeders, trainers, stable operators and horse owners.

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

Our current marketing initiatives have not yet generated significant sales or revenues. During the remainder of this calendar year we intend to initiate a comprehensive social media awareness campaign for our human products, leveraging affiliate marketing agreements with known influencers. We believe our promotional combination of PrimaLungs™ and PluriPain™ should generate interest in the current environment, although we are careful to avoid any claims. Depending on the availability of funding, we are may deploy targeted print ad buys in publications directed toward our likely market as well as internet advertising, e.g. pay-per-clicks on selected senior-oriented webpages. With respect to animal products, we will expand our Ambassadors program with affiliate marketing initiatives, including agreements with celebrities and notables in various competition horse disciplines, and provide samples and promotional prices at for our Ambassadors to display and direct sell at horse shows and events. We do not currently have a public relations or advertising agency.

Manufacturing

All of the Company’s products are considered dietary supplements or natural feeds, and we carefully avoid making health, drug or disease cure claims that could trigger regulatory compliance issues and affect our ability to market BioAdaptives® products. Our active ingredients are all botanical or algal-based and sourced worldwide from reputable suppliers who employ stringent compliance and sustainable agriculture practices or operate NSF-certified (or equivalent) facilities.

We utilize cGMP contract manufacturers to assemble and package our products subject to our inspection and approval. Fulfillment of retail internet and direct-to-reseller orders are conducted from our warehouse facilities. BioAdaptives® actively investigates new products, techniques and novel applications of existing products or technology in our research. The Company’s research work has centered on the development of all-natural supplement formulations that activate primitive cells, including stem cells and their derivatives, as well as products that help to alleviate pain, increase immune function, in particular Lungs as well as assisting in sleep.

2. RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 and 2019

We had a net loss of $430,435.00 for the three-month period ended June 30, 2020, which was $250,564.00. more than the net loss of $179,871.00 for the three-month period ended June 30, 2019. The change in our results over the two periods is primarily in product developments incurring testing and sampling costs and increase in stock based compensation to the Management staff.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended June 30, 2020 and 2019:

	2020	2019	Changes
Revenue	3,502.00	5,171.00	(1,669.00)
Cost of Sales	3,355.00	1,484.00	1,871.00
Operation Expenses	73,379.00	41,948.00	31.431.00
Other income (expenses)	(357,203.00)	(141,610.00)	215,593.00
Net Income (loss)	(430,435.00)	(179,871.00)	250,564.00

Revenue

Our revenues have been derived entirely from product sales.

Cost of Sales

Our cost of sales is primarily derived from contract manufacturing expenses and shipping and handling expenses related to customer fulfillment. We also expense considerable amounts for marketing expenses, which includes the cost of samples or products provided for promotional purposes and website content development.

Operation Expenses

Our general, administrative, and professional fees are largely attributable to office, rent, advertising, consultants and transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company as well as stock-based compensation for officers, directors and consultants.

Other Income (Expense)

The Company recorded interest expense of $58,921.00 and $430,435.00 for the three months ended June 30, 2020 and 2019.

Net Loss

As a result of our operating expenses the Company reported a net loss of $430,435.00 and $179,871.00 for the three months ended June 30, 2020 and 2019.

Comprehensive Income (Loss)

The Company reported an unrealized loss on marketable securities of $(340.00) and $(740.00) for the three months ended June 30, 2020 and 2019.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2020 and 2019 reflects current assets of $22,306.00 and $24,213.00. We had cash in the amount of $3,999.00 and $12,313.00 and working capital deficiency in the amount of $1,346,516.00 and $864,089.00 as of June 30 2020 and June 30 2019. We currently meet cash requirements by infusions of by issuance of notes to finance partners and related parties. Most of these notes have conversion features that require accounting for derivative liabilities.

Net cash used by operating activities during the three months ended June 30, 2020 was $62,546.00, an increase of $3,197.00 from the $59,349.00 net cash used in operating activities during the three months ended June 30, 2019

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended June 30, 2020 was $54,232.00, an increase of $39,232.00 from the $15,000.00 net cash provided in financing activities during the three months ended June 30, 2019.

As of June 30, 2020, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

At June 30, 2020 and 2019, we had $3,999.00 and $12,313 of cash on-hand and an accumulated deficit of ($5,427,274.00) and ($ 4,758,917.00) and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of March 31, 2020. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

To a certain extent, the size of our operation provides inherent checks and balances relative to internal controls: Because of our limited staff size and the integration of our executives and directors in operations, the prospect for significant internal control failures resulting in unreliable financial statements or worse is remote. Regardless, we recognize the importance of multiple layers of reporting and controls and are working toward improving our capabilities.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At this time, we know of no pending legal proceedings of any manner to which we are a party, either individually or in the aggregate. We are from time-to-time, during the normal course of our business operations, subject to various litigation claims and legal disputes. There are no such claims or disputes pending at this time and we have not been notified of any possible claims or disputes.

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

The Company’s priority and commitment is to the health and security of its team members, their families and its partners through this unprecedented event.

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

BioAdaptives Inc.
(Registrant)

Dated: August 13, 2020	/s/ Edward E.Jacobs, Jr
Edward E. Jacobs, Jr
Chief Executive Officer, Secretary (Principal Executive Officer )

/s/ Robert W. Ellis
Robert W. Ellis
Chief Financial Officer,
(Principal Financial Officer)

