Form 10-Q
period 2020-09-30
BIOADAPTIVES, INC.
filed 2020-11-16
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

20,083,283 common shares issued and outstanding as of October 27, 2020

Form 10-Q

PART I - FINANICAL INFORMATION

Item 1. Financial Statements

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019

ASSETS
Current Assets:
Cash	$14,449	$12,313
Marketable securities	391	772
Inventory	17,170	11,128
Total Current Assets	32,010	24,213

TOTAL ASSETS	$32,010	$24,213

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	70,246	29,954
Derivative liabilities	750,820	464,024
Current portion of convertible notes - net of discount of $43,670 and $71,607	386,330	312,893
Loans Payable	-	7,218
Note payable - related party	77,715	50,000
Total Current Liabilities	1,285,111	864,089

Total Liabilities	1,285,111	864,089

Stockholders' Deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Series A Preferred Stock 4,000,000 shares designated: none issued and outstanding	-	-
Common stock ($.0001 par value, 200,000,000 shares authorized; 19,585,771 and 18,576,379 shares issued and outstanding, and 1,321,083 and 362,390 issuable, respectively)	2,091	1,894
Additional paid-in capital	4,185,545	3,917,147
Accumulated deficit	(5,440,737)	(4,758,917)
Total Stockholders' Deficit	(1,253,101)	(839,876)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$32,010	$24,213

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$4,439	$2,076	$12,596	$8,779
Cost of revenue	3,388	435	8,105	2,259
Gross Profit	1,051	1,641	4,491	6,520

Operating Expenses
General and administrative	13,362	16,808	61,288	41,167
Professional fees	12,349	6,874	40,060	49,130
Stock based compensation	-	23,198	139,643	65,198
Total Operating Expenses	25,711	46,880	240,991	155,495

Other Income (Expense)
Unrealized loss on marketable securities	328	(402)	(381)	(2,686)
Interest expense	(66,213)	(48,172)	(178,717)	(145,750)
Change in fair value of derivative liabilities	77,082	38,908	(266,222)	155,080
Total Other Income (Expense)	11,197	(9,666)	(445,320)	6,644

Loss before income taxes	(13,463)	(54,905)	(681,820)	(142,331)

Net loss	$(13,463)	$(54,905)	$(681,820)	$(142,331)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.03)	$(0.01)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	20,794,026	18,710,782	20,289,158	18,568,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Nine months ended September 30, 2020

					Additional
	Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2019	-	$-	18,938,769	$1,894	$3,917,147	$(4,758,917)	$(839,876)

Common stock issued for service	-	-	400,000	40	47,075	-	47,115
Common stock issued for service - related party	-	-	272,914	27	35,973	-	36,000
Stock based compensation	-	-	-	-	10,264	-	10,264
Net loss for the period	-	-	-	-	-	(237,922)	(237,922)

Balance, March 31, 2020	-	$-	19,611,683	$1,961	$4,010,459	$(4,996,839)	$(984,419)

Common stock issued for conversion of debt	-	-	284,900	28	44,352	-	44,380
Common stock issued for service - related party	-	-	285,779	29	35,971	-	36,000
Stock based compensation	-	-	-	-	10,264	-	10,264
Net loss for the period	-	-	-	-	-	(430,435)	(430,435)

Balance, June 30, 2020	-	$-	20,182,362	$2,018	$4,101,046	$(5,427,274)	$(1,324,210)

Common stock issued for conversion of debt	-	-	724,492	73	84,499	-	84,572
Net loss for the period	-	-	-	-	-	(13,463)	(13,463)

Balance, September 30, 2020	-	$-	20,906,854	$2,091	$4,185,545	$(5,440,737)	$(1,253,101)

For the Nine months ended September 30, 2020

					Additional
	Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2018	-	$-	18,371,671	$1,837	$3,824,412	$(4,519,990)	$(693,741)

Common stock issued for service - related party	-	-	144,713	15	20,985	-	21,000
Net loss for the period	-	-	-	-	-	92,445	92,445

Balance, March 31, 2019	-	$-	18,516,384	$1,852	$3,845,397	$(4,427,545)	$(580,296)

Common stock issued for service - related party	-	-	140,753	14	20,986	-	21,000
Net loss for the period	-	-	-	-	-	(179,871)	(179,871)

Balance, June 30, 2019	-	$-	18,657,137	$1,866	$3,866,383	$(4,607,416)	$(739,167)

Common stock issued for service - related party	-	-	171,972	17	23,181	-	23,198
Net loss for the period	-	-	-	-	-	(54,905)	(54,905)

Balance, September 30, 2019	-	$-	18,829,109	$1,883	$3,889,564	$(4,662,321)	$(770,874)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(681,820)	$(142,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	47,115	-
Stock-based compensation - related party	92,528	65,198
Change in fair value of derivative liabilities	266,222	(155,080)
Amortization of debt discount	140,937	116,318
Unrealized loss on investments in marketable securities	381	2,686
Changes in operating assets and liabilities:
Inventory	(6,042)	37,074
Prepaid expense and other current assets	-	(180)
Accounts payable and accrued liabilities	43,652	(15,405)
Net Cash Used in Operating Activities	(97,027)	(91,720)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes payable	9,800	36,900
Repayments of notes payable	(18,352)	(1,983)
Proceeds from Notes payable - related party	27,715	-
Proceeds from Convertible notes	80,000	-
Bank overdraft	-	743
Net Cash Provided by Financing Activities	99,163	35,660

Net change in cash	2,136	(56,060)
Cash at beginning of period	12,313	56,215
Cash at end of period	$14,449	$155

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,079	$27,769

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability recognized as debt discount	$-	$145,237
Issuance of common stock for conversion of debt	$128,952	$-

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position on September 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August 14, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained.

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

The following table summarizes fair value measurements by level on September 30, 2020 and December 31, 2019, measured at fair value on a recurring basis:

Fair Value Measurements as of September 30, 2020 Using:

	Total Carrying Value as of September 30,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$391	$391	$-	$-

Liabilities
Derivative liabilities	$750,820	$-	$-	$750,820

Fair Value Measurements as of December 31, 2019 Using:

	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$772	$772	$-	$-

Liabilities
Derivative liabilities	$464,024	-	-	464,024

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $5,440,737 as of September 30, 2020. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. MARKETABLE SECURITIES

Equity securities on September 30, 2020 and December 31, 2019, were comprised of 105,736 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $391 and $772, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities on September 30, 2020 and December 31, 2019 consists of the following.

	September 30,	December 31,
	2020	2019
Accounts payable	$1,135	$1,297
Credit card	21,363	20,214
Accrued interest	36,878	2,457
Accrued liabilities	10,870	5,986
	$70,246	$29,954

6. NOTE PAYABLE

During the nine months ended September 30, 2020, the Company issued additional notes payable of $9,800 to a third party. The term is 6 months. During the nine months ended September 30, 2020, the Company recognized interest expense of $1,079 and repaid $14,840. As of September 30, 2020, and December 31, 2019, the Company owed note payable of $0 and $7,218, respectively.

7. CONVERTIBLE NOTES

Convertible notes on September 30, 2020 and December 31, 2019 consists of the following:

	September 30,	December 31,
	2020	2019
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - issued fiscal year 2019	33,000	73,500
Convertible Notes - issued fiscal year 2020	86,000	-
Total convertible notes payable	430,000	384,500

Less: Unamortized debt discount	(43,670)	(71,607)
Total convertible notes	386,330	312,893

Less: current portion of convertible notes	386,330	312,893
Long-term convertible notes	$-	$-

For the nine months ended September 30, 2020 and 2019, the interest expense on convertible notes was $34,852 and $28,926, respectively. As of September 30, 2020, and December 31, 2019, the accrued interest was $34,218 and $1,391, respectively.

The Company recognized amortization expense related to the debt discount of $140,937 and $116,318 for the nine months ended September 30, 2020 and 2019, respectively, which is included in interest expense in the statements of operation.

Conversion

During the nine months ended September 30, 2020, the Company converted notes with principal amounts of $40,500 and accrued interest of $2,025 into 1,009,392 shares of common stock. The corresponding derivative liability at the date of conversion of $86,426 was credited to additional paid in capital.

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

Convertible Notes – Issued during the year ended December 31, 2020

During the nine months ended September 30, 2020, the Company issued a total principal amount of $86,000 in convertible note for cash proceeds of $80,000. The terms of convertible note are summarized as follows:

•	Term one year;

•	Annual interest rates 10%;

•	Convertible at 180 days from issuance

•	Conversion prices are 61% multiplied by the lowest trading price during the 20-trading day period ending on the latest complete training day prior to the conversion date.

The Company valued the conversion feature using the Binomial pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the nine months ended September 30, 2020 amounted to $239,593, and $107,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $132,593 was recognized as a “day 1” derivative loss.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the nine months ended September 30, 2020 and year ended December 31, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine months ended	Year ended
	September 30,	December 31,
	2020	2019
Expected term	0.01- 0.51 years	0.22 - 1.43 years
Expected average volatility	117% - 317%	229% - 320%
Expected dividend yield	-	-
Risk-free interest rate	0.05% - 0.19%	1.55% - 2.40%

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2020.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2019	$464,024

Addition of new derivatives recognized as debt discounts	107,000
Addition of new derivatives recognized as loss on derivatives	132,593
Settled on issuance of common stock	(86,426)
Gain on change in fair value of the derivative	133,629
Balance - September 30, 2020	$750,820

The aggregate (gain) loss on derivatives during the nine months ended September 30, 2020 and 2019 was as follows.

	Nine months ended
	September 30,
	2020	2019
Day one loss due to derivative liabilities on convertible notes	$132,593	$-
(Gain) loss on change in fair value of the derivative liabilities	133,629	(155,080)
	$266,222	$(155,080)

9. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of September 30, 2020, and December 31, 2019, no shares of preferred stock had been issued.

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

As of September 30, 2020, no shares of Series A Preferred Stock had been issued.

Common Stock

On February 6, 2020, the Company’s board and a majority of its shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of its common stock, par value .0001, from 100,000,000 shares to 200,000,000 shares.

During the nine months ended September 30, 2020, the Company issued 1,009,392 shares of common stock for conversion of debt of $40,500.

During the nine months ended September 30, 2020, the Company recorded 558,693 common stock issuable valued at $72,000 based on an employment agreement – related party transaction.

During the nine months ended September 30, 2020, the Company recorded 400,000 common stock issuable valued at $47,115 for services.

As of September 30, 2020, and December 31, 2019, there were 19,585,771 and 18,938,769 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of September 30, 2020 and December 31, 2019, there were 1,321,083 shares and 362,390 shares of the Company’s common stock issuable, respectively.

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

During the nine months ended September 30, 2020, all warrant to purchase 200,000 shares of common stock were expired.

10. RELATED PARTY TRANSACTIONS

Notes payable – related party

During the nine months ended September 30, 2020, the Company issued a total principal amount of $27,715 notes to the company owned by our CEO. The note is a 4% interest bearing promissory note that the terms are 3 and 6 months.

During the year ended December 31, 2019, the Company issued a total principal amount of $50,000 notes to the company owned by our CEO. The note is a 4% interest bearing promissory note that the term is 1 year.

As of September 30, 2020, and December 31, 2019, the Company recorded notes payable – related party of $77,715 and $50,000 and accrued interest of $2,660 and $809, respectively.

Employee agreements

In June 2018, the Company originally entered into an employment agreement with Dr. Edwards E. Jacobs, Jr. our CEO. A base compensation is $10,000 monthly and 100,000 shares of common stock valued at $27,500. In October 2018, the agreement was amended to a base compensation is $7,000 in cash or equivalent in common stock. During the nine months ended September 30, 2020, the Company recorded Stock based compensation of $42,000 (See Note 9).

In August 2019, the Company entered into an employment agreement with Robert W. Ellis, our Chief Financial officer. A base compensation is $5,000 in cash per monthly and 250,000 shares to be issued on August 31, 2020 valued at $26,375. During the nine months ended September 30, 2020, the Company recorded Stock based compensation of $13,188. As of September 30, 2020, and December 31, 2019, the Company recorded accrued liability of $10,000 and $5,000, respectively.

In September 2019, the Company entered into an employment agreement with Ronald Lambrecht, our Chief Financial Officer. A base compensation is $5,000 equivalent in common stock monthly and 100,000 shares to be issued on September 30, 2020 valued at $11,010. The service will be provided from January 2, 2020. During the nine months ended September 30, 2020, the Company recorded Stock based compensation of $37,340.

11. SUBSEQUENT EVENT

The Company has developed and is marketing PrimiLungs™, an enhanced formulation of nutraceuticals promoting overall health and wellness through support of pulmonary immune systems. PrimiLungs™ is packaged with PluriPain™ in the Immune Wellness Health Defense Package, which contains a 30-day supply of each compound. Additional information can be found at www.primilung.com

The Company has commenced a marketing program to identify internet influencers and other notables in the TCM, Ayurvedic and animal health and wellness fields for affiliate marketing purposes. To-date, we have entered into two affiliate marketing agreements.

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

Our current product lines include PrimiCell®, a primitive cell activator, PrimiLungs™, a lung immune defense product and PluriPain™, a fast-acting, long-lasting, all-natural pain relief management nutraceutical for humans. The Company also markets a cell activation line for dogs and horses, Canine Regen® and Equine Regen®, both based on our PrimiCell® formulations. We are also promoting Equine All-in-One™, which incorporates certain components of Equine Regen® with minerals and algal-based compounds in a convenient daily feed supplement. Additional products for sleep, mitochondrial energy, cognitive focus and gut health, as well as a cosmeceutical duo for human antiaging, and various enhancement and pain relief products for animals are presently being readied for introduction during 2020.

We do not own the formulations for our key products and manufacture and market them under an agreement with the developer that requires payment of a royalty at this time. We have been attempting to negotiate a long-term licensing agreement or purchasing the formulations with the developer but have not yet been successful. Discussion is still ongoing.

Market and Marketing

We market our science-based, quality nutraceuticals to a broad base of the population in the U.S., and are exploring marketing prospects in Asia, the Middle East, and Europe. The Company’s current target markets also include equine and canine companion animals and equine competitors in the U.S. and the Middle East.

We intend to create market share in our target demographic by (i) emphasizing the benefits of our proprietary algal-based, all natural, stimulant free, non-GMO ingredients that combine with proven Traditional Chinese Medicine and Ayurvedic herbs into science-based formulations, (ii) creating additional products in response to market demand and the results of testing, and (iii) utilizing our marketing operation to act as its sales and distribution arm to seek additional channels for sales coverage. While we do not pay for placement or mentions, the Company has entered into affiliate marketing agreements with internet influencers and other notables in TCM and Ayurvedic health and wellness fields to directly market our products for commissions. We believe the exposure from multiple credible sources in these disciplines will help our products gain recognition and directly promote sales.

The Company also plans to capitalize on the significant opportunities for consolidation available in the nutraceutical industry. The Company anticipates seeking acquisitions that serve to increase the number of the Company's product brands, broaden its product offering or facilitate entry into complementary distribution channels.

We are associated with leading veterinarians and equine competitors for both research and marketing purposes. In 2019, the Company formed the Livestock Impact, with Bruce Colclasure a NCHA champion who owns and operates the Flying C Bar Ranch, the breeder and trainer of over 80 NHCA champion cutting horses, as Division President. Colclasure uses and endorses our both our EquineRegen® and Equine All-in-One™ product lines and provides valuable feedback and testimonials regarding its function. Denise Colclasure, who runs the Flying C Bar Ranch Therapy Division, provides affiliate marketing services to Livestock Impact, Inc., serving as a direct sales agent for our equine products at livestock events on the cutting horse and sales circuits and to other breeders, trainers, stable operators, horse owners and veterinarians.

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

Our current marketing initiatives have not yet generated significant sales or revenues. During the remainder of this calendar year we intend to initiate a comprehensive social media awareness campaign for our human products, leveraging affiliate marketing agreements with known influencers. We believe our promotional combination of PrimaLungs™ and PluriPain® should generate interest in the current pandemic, although we are careful to avoid possibly problematic claims. Depending on the availability of funding, we may deploy targeted print ad buys in publications directed toward our likely market as well as internet advertising, e.g. pay-per-clicks on selected senior-oriented webpages. With respect to animal products, we will expand our Ambassadors program with affiliate marketing initiatives, including agreements with celebrities and notables in various competition horse disciplines, and provide samples and promotional prices at for our Ambassadors to display and direct sell at horse shows and events. We do not currently have a public relations or advertising agency.

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

2. RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 and 2019

We had a net loss of $ 13,463 for the three-month period ended September 30, 2020, which was $41,442 less than the net loss of $54,905 for the three-month period ended September 30, 2019. The change in our results over the two periods is primarily in a slight revenue generated and a considerable decrease in operating expenses and other expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended September 30, 2020 and 2019:

	2020	2019	Changes
Revenue	4,439.00	2,076.00	2,363.00
Cost of Sales	3,388.00	435.00	(2,953.00)
Operation Expenses	25,711.00	46,880.00	21,089.00
Other income (expenses)	11,197.00	(9,666.00)	20,863
Net Income (loss)	(13,463.00)	(54,905.00)	41,442.00

Revenue

Our revenues have been derived entirely from product sales.

Cost of Sales

Our cost of sales is primarily derived from contract manufacturing expenses, and shipping and handling expenses related to customer fulfillment. We also expense some amounts for marketing expenses, which includes the cost of samples or products provided for promotional purposes and website content development.

Operation Expenses

Our general, administrative and professional fees are largely attributable to office, rent, advertising, consultants and transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company as well as stock-based compensation for officers, directors and consultants.

Other Income (Expense)

The Company recorded income of $11,197.00 for the three months ended September 30, 2020 and expense of $9,666.00 for the three months ended September 30, 2019.

Net Loss

As a result of our operating expenses the Company reported a net loss of $13,463.00 and $54,905.00 for the three months ended September 30, 2020 and 2019.

Comprehensive Income (Loss)

The Company reported an unrealized gain on marketable securities of $328.00 and loss of $402.00 for the three months ended September 30, 2020 and 2019.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2020 reflects current assets of $32,010.00. We had cash in the amount of $14,449.00 as of September 30, 2020. We currently meet cash requirements by infusions of by issuance of notes to finance partners. Most of these notes have conversion features that require accounting for derivative liabilities.

Net cash used by operating activities during the three months ended September 30, 2020 was $97,027.00 an increase of $5,307.00 from the $91,720.00 net cash used in operating activities during the three months ended September 30, 2019

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2020 was $99,163.00, an increase of $63,503.00 from the $35,660.00 net cash provided in financing activities during the three months ended September 30, 2019.

As of September 30, 2020, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

At September 30, 2020, we had $14,449.00 of cash on-hand and an accumulated deficit of $1,285,111,00 and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2019. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Critical Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk, and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to US GAAP and are consistently and conservatively a that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended September 30, 2020, Power Up Lending Group, Ltd. exercised conversion rights under notes issued by the Company in 1Q and 2Q 2020 for the issuance of 866,947 shares of common stock. There were no other issuances. These issuances retired $40,500.00 of indebtedness.

Item 3. Defaults Upon Senior Securities and Other Debts

The Company has no senior or secured debt. The Company is in default for $15,680.00 in interest payments due to the holders of the 12% Debenture issued in 2018 and due 2020.

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

BioAdaptives Inc.
(Registrant)

Dated: November 16, 2020	/s/ Edward E.Jacobs, Jr
Edward E. Jacobs, Jr
Chief Executive Officer, Secretary (Principal Executive Officer)

/s/ Robert W. Ellis
Robert W. Ellis President, Chief Financial Officer, (Principal Financial Officer)

