Form 10-K
period 2020-12-31
BIOADAPTIVES, INC.
filed 2021-03-30
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒   Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

(Issuer’s telephone number)

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”,” “accelerated filer”,” “smaller reporting company”,”and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2020, was approximately $1,915,489 based upon 17,413,532 shares held by non-affiliates.

As of March 30, 2021, there were 33,022,425 shares of our Common Stock issued and outstanding.

BioAdaptives, Inc.

Form 10-K for the Year Ended December 31, 2020

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

PART I

Item 1 - Business

The Company’s History

BioAdaptives, Inc., (“BioAdaptives,” the “Company,” “we” or “us”) was incorporated in the State of Delaware on April 19, 2013, as APEX 8 Inc. From inception through October 21, 2013, the Company was in the developmental stage and conducted virtually no business operations, other than organizational activities and preparation of a registration statement on Form 10-12g (the “Registration Statement”), which was filed with the U.S. Securities and Exchange Commission on May 3, 2013. On June 11, 2013, the SEC staff informed the Company that it had no further comments on this filing.

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

Shortly afterwards, on October 21, 2013, the Company entered into a series of material transactions, acquiring assets, intellectual property and license rights covering the design and manufacture of certain nutraceutical products, and licenses from FHI and BioSwan, Inc. a Nevada corporation that was a wholly owned subsidiary of Hemp, Inc., another Nevada corporation. As part of these transactions, which are discussed more fully in its October 21, 2013, Form 8-K, the Company issued 2,000,000 shares of common stock to BioSwan.

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

The Company’s Business

BioAdaptives investigates, markets and distributes natural plant- and algal-based products that improve health and wellness for humans and animals, with an emphasis on pain relief and anti-aging properties. The Company’s current products include dietary supplements using natural ingredients and proprietary methods of optimizing the availability of nutrients in foods and beverages. The human products are designed to aid memory, cognition and focus; assist in sleep and fatigue reduction; provide pain relief and healing; and improve overall emotional and physical wellness. The science behind our human products has proven to be effective for performance enhancement and pain relief for horses and dogs as well as providing improvements in appearance.

Our current product line includes PrimiCell®, PluriPain®, and PrimiLung™ for humans and Canine Regen® and Equine Regen® for dogs and horses. We also market an Equine All-in-One formulation evolved from Equine Regen® to trainers, horse owners and boarding stables. All of these products are sold under licensing and manufacturing agreements. While we continue to investigate and acquire nutraceutical products for humans and animals, all of our current activities are reliant on marketing and distributing products developed and owned by others.

We can make no assurances that we will find commercial success in any of our products. We terminated our plans to sell or license our NutraLoad™ and Agronifier™ technology as not commercially viable. We are reliant on direct and indirect sales of the Primi and Pluri lines for human and Regen and the All In One animal products for revenues, neither of which have produced any significant revenue yet. We are a new company and thus have very limited experience in order to develop reliable sales expectations and forecasting.

Market and Marketing

We market our science-based, quality nutraceuticals to a broad base of the population in the U.S., and are exploring marketing prospects in Asia, Australasia, the Middle East, and Europe. The Company’s current target markets also include equine and canine companion animals and equine competitors in the U.S., Australasia and the Middle East.

We intend to create market share in our target demographic by (i) emphasizing the benefits of our proprietary algal based-all natural, stimulant free, non-GMO ingredients that combine with proven Traditional Chinese Medicine and Ayurvedic herbs into science-based formulations, (ii) investigating additional products in response to market demand and testing, and (iii) utilizing our marketing operation to act as its sales and distribution arm to seek additional channels for sales coverage.

The Company also plans to capitalize on the significant opportunities for consolidation available in the nutraceutical industry. The Company anticipates seeking acquisitions that serve to increase the number of the Company’s product brands, broaden its product offering or facilitate entry into complementary distribution channels.

We are associated with leading veterinarians and equine competitors for both research and marketing purposes. In 2019, the Company formed the Livestock Impact Division, which entered into a business relationship with Livestock Impact, Inc. and its President, Bruce Colclasure, a National Cutting Horse Association champion who owns and operates the Flying C Bar Ranch, the breeder and trainer of over 80 NCHA champion cutting horses. Mr. Colclasure uses and endorses our EquineRegen® and EquineRegen® Plus products and provides valuable feedback and testimonials regarding its function. In 2020, the Company entered into a Marketing and Licensing Agreement with the owners of these products to develop the Equine All-in-One formulation, which we market to trainers, horse owners and boarding facilities.

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

The Company believes that international sales represent a significant future growth opportunity as aging population growth outside North America exceeds 1 billion people. The Company plans to aggressively pursue international sales by adding salespeople to its marketing effort, including use of social media influencers, developing a network in high-growth APAC regions, and continuing its efforts to register products and trademarks in attractive foreign markets.

Manufacturing

All of the Company’s products are considered dietary supplements or natural foods, and we carefully avoid making health, drug or disease cure claims that could trigger regulatory compliance issues and affect our ability to market BioAdaptives products. Our active ingredients are all plant- or algal-based and sourced worldwide from reputable suppliers who employ stringent compliance and sustainable agriculture practices or operate NSF-certified (or equivalent) facilities.

We contract exclusively with manufacturers that utilize pharmaceutical grade facilities to assemble and package our products, all of which is subject to our inspection and approval. Fulfillment of retail internet and direct-to-reseller orders are conducted from our warehouse facilities. BioAdaptives actively investigates new products, techniques and novel applications of existing products or technology in our research. The Company’s research work has centered on investigations of all-natural supplement formulations that activate primitive cells, including stem cells and their derivatives, and natural ingredients that encourage stem cell proliferation.

Where You Can Find Information

The public may read and copy any materials we file with the SEC in the SEC’s Public Reference Section, Room 1580,100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at www.sec.gov or www.freeedgar.com.

Employees

The Company currently has no full-time non-executive employees and retains hourly labor on an as-needed basis and professional consultants to operate its business.

Management of the Company expects to continue use of outside consultants, attorneys, and accountants, as necessary, so long as it is seeking and evaluating business opportunities.

The need for additional employees, and their availability, will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 1A - Risk Factors

We have a limited operating history with our current business. The Company was incorporated in 2013 and was unsuccessful at previous business plans.

The Company has been engaged in the health and wellness industry since the FHI and BioSwan acquisitions in 2013. We have the benefit of their experience in developing and marketing nutraceutical products but understand that neither of them had significant success exploiting the products and technology we purchased. Future operations are subject to all the problems, expenses, difficulties, complications and delays encountered in establishing new businesses. The Company believes that it will become commercially viable, generate significant revenues, and operate at a profit in future periods but there are no assurances that we will meet these expectations.

The Company has no cash flows to support operations and relies on external sources to maintain the corporate entity.

Our revenues from product sales have not been sufficient to cover our operating expenses, including the expenses associated with our status as a public company, or our research and marketing expenses. We have been reliant on outside financing sources, some of which are dependent on our status as a public company. All of these external sources are subject to general economic and market risks as well as regulatory factors that make future financing uncertain.

The Company will require additional financing to become commercially viable.

The Company’s continued existence is dependent on its ability to implement its business plan, generate sufficient cash flows from operations to support its daily operations, and provide sufficient resources to retire existing liabilities and obligations on a timely basis. The Company faces considerable risks in its business plan and a potential shortfall of funding due to uncertainty in our ability to raise adequate capital in the equity securities market.

During the period ended December 31, 2020, our revenues did not cover our expenses so that we were reliant on outside funding to continue operations. Our products are very good and for a variety of reasons, including because we outsource our manufacturing, we are sufficiently nimble to increase production and sales if and when demand requires. However, our marketing and exposure suffers from lack of an advertising budget, which we have not yet been able to procure.

In the event that working capital sufficient to maintain the corporate entity and implement our business plan is not available, the Company’s existing stockholder have expressed their intention to maintain the corporate status of the Company and provide all necessary working capital on the Company’s behalf. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or existing controlling stockholders to provide additional future funding. Further, the Company is subject to future economic trends and the business operations for the Company’s existing controlling stockholders in order to have the resources available to support the Company.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

To-date, a significant portion of our cash needs have been met through issuance of convertible debt securities. The notes generally carry Original Issue Discounts, provide for cash repayments during the first six (6) months after issuance (with a pre-payment penalty), and allow the holder to demand repayment by issuance of shares of common stock at a discount to market price. In function, these convertible notes act as private placements of our securities, with a variable subscription price based on market performance. On those terms, as subscription rather than debt, the rates and conversion amounts have so far been reasonable to us. Moreover, our agreements with these lenders contain representations that 1) there was no public solicitation for the notes, 2) that the note holders are “accredited” investors within the meaning of SEC Regulation D, and 3) that the holders will limit their conversions in a manner to assure they never hold more than 4.99% of the Company’s issued and outstanding shares. We have no assurances that we will be able to continue to borrow funds from these lenders and have been working to develop alternative financing means through more traditional methods.

Effective March 21, 2020, the Company’s Articles of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock and 200,000,000 shares of common stock. The Company has established a Series A preferred stock with enhanced voting and conversion privileges for use in settling recorded debt and effecting acquisition of new products and technology. The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede the implementation of the Company’s business plan. The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

COVID-19 Pandemic Responses.

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company believes that the general business slow-down and travel restrictions negatively impacted its business during the period ended December 31, 2020, but, considering our limited history, cannot quantify such impact. Due to travel restrictions, we did rely upon SEC filing deadlines to postpone our quarterly filings during this period. In April 2020, the Company announced the launch of PrimiLungs™, an enhanced formulation of nutraceuticals promoting overall health and wellness through support of pulmonary immune systems. PrimiLungs™ is currently packaged with PluriPain® in the Immune Wellness Health Defense Package. Lack of funding and concerns about regulatory reactions to COVID-19-related product announcements prevented us from capitalizing on this product launch. We believe the business environment will be more conducive to products such as these during 2021 and beyond but can provide no assurances that our funding or other marketing initiatives will be any more successful. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients.

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

Our business will be subject to other, uninsured operating risks which may adversely affect the Company’s financial condition.

Our planned operations will be subject to risks normally incidental to our business activities and will be dependent on internal and third-party production and distribution operations that could result in work stoppages, damage to property or unavailable product for resale. This may be caused by:

•	Breakdown of equipment.
•	Labor disputes.
•	Imposition of new government regulations.
•	Supply chain failures.
•	Product contamination.
•	Unanticipated allergic or other reactions.
•	Sabotage by operational personnel.
•	Cost overruns; and
•	Fire, flood, or other acts of God.

We market products that are ingested by our customers and run additional risks incumbent to sales of this manner of consumer good. Our existing insurance coverage would almost certainly be inadequate to deal with any manner of mass tort claim and the ability of our suppliers to indemnify us is uncertain. Additionally, our contract suppliers are reliant on source materials that are imported from China and other countries, so that we are subject to risks associated with interruptions or pricing increases due to political and other reasons.

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

The Company has never paid cash dividends on its common stock and does not expect to pay a cash dividend on its common stock at any time in the foreseeable future. The future payment of dividends depends upon future earnings, capital requirements, financial requirements and other factors that the Company’s board of directors will consider. Since we do not anticipate paying cash dividends on the common stock, return on investment, if any, will depend solely on an increase, if any, in the market value of the common stock.

Future sales of shares of BioAdaptives common stock pursuant to Rule 144 under the Securities Act could adversely affect the market price of BIOADAPTIVES’s common stock.

As of March 8, 2021, the Company has 33,022,425 outstanding shares of its common stock, all of which were issued pursuant to registration statements and/or exemptions from registration under the Securities Act and applicable state securities laws. As of the date of this filing, 14,208,883 are on deposit with CEDE & Co. and are publicly trading or tradeable. Affiliates of the Company, as that term is defined in SEC Rule 144, hold close to this same amount, all of which was issued prior to December 31, 2019. Nearly all of the balance is held by purchasers or service providers who obtained shares more than one year ago. All of these “aged” issued and outstanding shares are all now available for public sale pursuant to Rule 144 under the Securities Act and comparable exemptions under applicable state securities laws. The potential of such sales could adversely affect the market price of BioAdaptives’ common stock.

Conversions of Series A Preferred Stock to common stock and resales could adversely affect the market price of BIOADAPTIVES’ common stock. Preferred stock ownership provides additional voting rights that may affect management.

The Company has 1,100,000 shares of its Series A Preferred Stock issued and outstanding as of the date of this filing. These shares have enhanced voting and conversion privileges so that the owners can either convert to common shares, which could impact market price, or hold and vote the shares under circumstances set out in the Certificate of Designation, allowing them an increased authority over certain corporate functions.

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company currently maintains a physical address at 2620 Regatta Dr, Suite 102, Las Vegas, NV 89128, and mailing address at its contracted warehouse/fulfillment facility at 4385 Cameron St., Suite B, Las Vegas, NV 89103. The Company does not currently maintain any other office facilities and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.

Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

Our common stock started trading on June 10, 2014. Our current trading symbol is “BDPT”. Currently there is only a limited, sporadic, and volatile market for our stock. The following table sets forth the high and low sales prices of our common stock as reported on www.nasdaq.com for the periods indicated. These prices represent prices between inter-dealer prices, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

	High	Low
Fiscal year ended December 31, 2020
Quarter ended December 31, 2020	.04	.02
Quarter ended September 30, 2020	.13	.03
Quarter ended June 30, 2020	.16	.07
Quarter ended March 31, 2020	.18	.11
Fiscal year ended December 31, 2019	.20	.10
Fiscal year ended December 31, 2018	.34	.11

The closing price of our common stock on March 8, 2021 was $0.0259 as reported by the OTCQB Bulletin Board.

Holders of Record

As of March 8, 2020, we had 33,022,425 shares of our common stock issued and outstanding held by approximately 188 stockholders of record, exclusive of shares held in street name. We had 1,100,000 shares of Series A preferred stock issued and outstanding.

Transfer Agent

Our stock transfer agent is Madison Stock Transfer LLC. Their address is 2500 Coney Island Ave., Brooklyn, NY 11223. Madison is registered by the Securities and Exchange Commission as a transfer agent and is wholly independent of us, with no common ownership or management.

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

As of March 1, 2021, the Company has authorized 4,000,000 shares of Series A Preferred Stock and 1,100,000 shares of it preferred stock are issued and outstanding.

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

Convertible Securities

The Company entered into a series of convertible note transactions in 2019 and 2020 with PowerUp Lending Group, Ltd., a New York-based lender. On October 25, 2019, in the amount of $40,500; on December 5, 2019, in the amount of $33,000; on February 12, 2020, in the amount of $43,000; on August 17, 2020 in the amount of $43,000. Each of these notes had a term of 12 months, carried interest at fixed terms of less than 10% per annum and were convertible at the lender’s election into shares of the Company’s common stock at a fixed percentage of the OTC market price at time of notice after six months from date of issuance. During 2020 and early 2021, these notes were wholly paid by issuance of shares to PowerUp as follows:

Power Up Lending Group, Ltd.	6/4/20	142,450
	8/10/20	488,599
	8/14/20	235,893
	10/1/20	487,512
	11/5/20	746,269
	1/19/21	1,032,609
	1/20/21	630,435
	1/20/21	813,152
	1/22/21	1,032,609
	1/25/21	1,032,609
	2/1/21	1,032,609
	2/1/21	1,260,870
	2/3/21	548,913
	2/19/21	1,262,411
	3/1/21	1,468,085
	3/4/21	678,571

A total of 2,110,723 shares of common stock were issued under these agreements during the period from January 1, 2020, to December 31, 2020; as set out above, 10,792,873 shares have been issued under these agreements during the period from January 1, 2021 to and including March 4, 2021. On February 18, 2021, we issued another convertible to PowerUp Lending Group, Ltd. in the amount of $43,000, on these same terms.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2020, we have not adopted an equity compensation plan, other than contained in our previous officer and director employment agreements, and have not granted any stock options. We anticipate adopting a Restricted Share Unit Plan during 2021. During 2020, we agreed to pay our officers and directors with restricted shares but such payments were waived. We anticipate the Company will be liable for some amount of additional income tax due to the release of debt related to these waivers but expect that our loss carry forward amounts from previous tax years will more than cover any additional amounts due.

Recent Sales or Issues of Unregistered Securities

We did not sell any unregistered securities during the period from January 1, 2020 to and including December 31, 2020. We issued 2,110,723 shares to PowerUp Lending Group, Ltd. to satisfy convertible notes, as reflected above; we issued 1,000,000 to Essence Worldwide, Ltd. under a services agreement entered into in 2018. We also issued 150,000 to Bruce Colclasure, 150,000 to Charlie Timmerman, DVM and 100,000 to Karen Kapp-Vance, DVM for consulting services.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2020, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6 - Selected Financial Data

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

 (1) Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

(2) General

The Company’s History

BioAdaptives, Inc., (“BioAdaptives,” the “Company,” or “we” or “us”) was incorporated in the State of Delaware on April 19, 2013, as APEX 8 Inc. From inception through October 21, 2013, the Company was in the developmental stage and conducted virtually no business operations, other than organizational activities and preparation of a registration statement on Form 10-12g (the “Registration Statement”), which was filed with the U.S. Securities and Exchange Commission on May 3, 2013. On June 11, 2013, the SEC staff informed the Company that it had no further comments on this filing.

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

Shortly afterwards, on October 21, 2013, the Company entered into a series of material transactions, acquiring assets, intellectual property and license rights covering the design and manufacture of certain nutraceutical products, and licenses from FHI and BioSwan, Inc. a Nevada corporation that was a wholly owned subsidiary of Hemp, Inc., another Nevada corporation. As part of these transactions, which are discussed more fully in its October 21, 2013, Form 8-K, the Company issued 2,000,000 shares of common stock to BioSwan.

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

The Company’s Business

BioAdaptives investigates, markets and distributes natural plant- and algal-based products that improve health and wellness for humans and animals, with an emphasis on pain relief and anti-aging properties. The Company’s current products include dietary supplements using natural ingredients and proprietary methods of optimizing the availability of nutrients in foods and beverages. The human products are designed to aid memory, cognition and focus; assist in sleep and fatigue reduction; provide pain relief and healing; and improve overall emotional and physical wellness. The science behind our human products has proven to be effective for performance enhancement and pain relief for horses and dogs as well as providing improvements in appearance.

Our current product line includes PrimiCell®, PrimiLung™ and PluriPain® for humans and Canine Regen® and Equine Regen® for dogs and horses. We market Equine All-in-One™ under a marketing agreement with Livestock Impact, Inc.

All of our current products are licensed from and manufactured by third-parties under agreements that either provide for royalty payments or permit us to buy at wholesale or distributor rates and mark-up our profits and marketing expenses. We are currently a branding and marketing company but continue to investigate potential products. We have suspended development of NutraLoadTM products, the AgronifierTM process, and products based on the BioSwan and Clean Path licenses. We plan to rely upon direct and indirect sales of the Pluri and Primi lines and Regen and All In One animal products for revenues, although neither has produced any significant revenue since our inception. We believe the Equine All-in-One product has great potential and intend to market it to trainers through our relationship with Livestock Impact, Inc. and Bruce Colclasure. We can make no assurances that we will find commercial success in any of our products. We are a new company and thus have very limited experience in sales expectations and forecasting.

(3) Results of Operations

The Company has recognized revenues for years ended December 31, 2019, and December 31, 2020, of $9,934.00 and $16,327, respectively.

In conjunction with the Company’s business plan, as discussed in Item I of this document, the Company has expended considerable effort and financial resources to the implementation of its business plan. The Company has incurred operating expenses requiring cash payments of approximately $260.421, which was principally funded through convertible debt as disclosed in the accompanying financial statement footnotes and advances from shareholders.

Earnings (Loss) per share for the respective years ended December 31,2019 and December 31, 2020, were $(0.01) and (0.04), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(4) Plan of Business

Subject to financing and various regulatory approvals, the Company intends to 1) market its existing products as described herein; 2) continue conducting research and investigation activities to identify new products or markets and improve its existing products and marketing; and 3) seek strategic or complimentary acquisitions in its current market space or, if indicated, others. There is no guarantee that the Company will be able to successfully implement this business plan or that if implemented, said plan will be successful.

(5) Liquidity and Capital Resources

At December 31, 2019 and 2020, respectively, the Company had working capital of approximately $(0) and $(0); inclusive of all related party accounts receivable, accrued expenses and line-of-credit notes payable.

It is the belief of management that our current finance partners and shareholders will be able provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company. Should this pledge to provide continuing financing not be fulfilled, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s need for working capital may change dramatically as a result of any future business transaction.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 8 - Financial Statements and Supplementary Data

BIOADAPTIVES, INC

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of BioAdaptives, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioAdaptives, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2018

Lakewood, CO

March 30, 2021

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS
Current Assets:
Cash	$4,587	$12,313
Marketable securities	444	772
Inventory	13,815	11,128
Total Current Assets	18,846	24,213

TOTAL ASSETS	$18,846	$24,213

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	87,561	29,954
Derivative liabilities	827,119	464,024
Current portion of convertible notes - net of discount of $4,764 and $71,607	405,236	312,893
Loans Payable	-	7,218
Note payable - related party	77,715	50,000
Total Current Liabilities	1,397,631	864,089

Total Liabilities	1,397,631	864,089

Stockholders’ Deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Series A Preferred Stock 4,000,000 shares designated; none issued and outstanding	-	-
Common stock ($.0001 par value, 200,000,000 shares authorized; 21,591,942 and 18,576,379 shares issued and outstanding, and 762,390 and 362,390 issuable, respectively)	2,159	1,894
Additional paid-in capital	4,225,217	3,917,147
Accumulated deficit	(5,606,161)	(4,758,917)
Total Stockholders’ Deficit	(1,378,785)	(839,876)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,846	$24,213

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC. CONSOLIDATED STATEMENTS

OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended
	December 31,
	2020	2019

Revenues	$16,327	$9,934
Cost of revenue	10,232	5,049
Gross Profit	6,095	4,885

Operating Expenses
General and administrative	72,409	88,933
Professional fees	48,369	57,567
Stock based compensation	139,643	92,792
Total Operating Expenses	260,421	239,292

Other Income (Expense)
Unrealized loss on marketable securities	(328)	(3,215)
Interest expense	(230,328)	(199,319)
Change in fair value of derivative liabilities	(362,262)	198,014
Total Other Expense	(592,918)	(4,520)

Loss before income taxes	(847,244)	(238,927)

Net loss	$(847,244)	$(238,927)

Net Loss Per Common Share:
Basic and Diluted	$(0.04)	$(0.01)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	20,387,798	18,650,396

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2018	-	$-	18,371,671	$1,837	$3,824,412	$(4,519,990)	$(693,741)

Common stock issued for service - related party	-	-	637,856	64	92,728	-	92,792
Cancellation of shares	-	-	(70,758)	(7)	7	-	-
Net Income for the period	-	-	-	-	-	(238,927)	(238,927)

Balance, December 31, 2019	-	-	18,938,769	1,894	3,917,147	(4,758,917)	(839,876)

Common stock issued for conversion of debt	-	-	2,253,173	225	168,467	-	168,692
Common stock issued for service	-	-	400,000	40	47,075	-	47,115
Common stock issued for service - related party	-	-	558,693	56	71,944	-	72,000
Stock based compensation	-	-	-	-	20,528	-	20,528
Cancellation of common stock - officers			(558,693)	(56)	56	-	-
Net Income for the period	-	-	-	-	-	(847,244)	(847,244)

Balance, December 31, 2020	-	$-	21,591,942	$2,159	$4,225,217	$(5,606,161)	$(1,378,785)

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(847,244)	$(238,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	47,115	-
Stock-based compensation - related party	92,528	92,792
Change in fair value of derivative liabilities	362,262	(198,014)
Amortization of debt discount	179,843	158,082
Unrealized loss on investments in marketable securities	328	3,215
Changes in operating assets and liabilities:
Inventory	(2,687)	38,729
Prepaid expense and other current assets	-	-
Accounts payable and accrued liabilities	60,966	(23,997)
Net Cash Used in Operating Activities	(106,889)	(168,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes payable	9,800	15,800
Repayments of notes payable	(18,352)	(8,582)
Proceeds from Notes payable - related party	27,715	50,000
Proceeds from Convertible notes	80,000	67,000
Net Cash Provided by Financing Activities	99,163	124,218

Net change in cash	(7,726)	(43,902)
Cash at beginning of period	12,313	56,215
Cash at end of period	$4,587	$12,313

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,079	$47,864

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$168,692	$-
Cancellation of common stock	$56	$7

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its temporary employees, officers, directors, consultants and others and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that although it believes its overall financial performance and results suffered there were no material adverse impacts on the Company’s reporting of results of operations and financial position on December 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. Future outbreaks and an extended recovery could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 8th 2021, the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur, and additional information is obtained.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. As of December 31, 2020, and 2019, the Company has no cash equivalents.

Investment Securities

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 was effective for the Company beginning January 1, 2018 and we are now recognizing any changes in the fair value of certain equity investments in net income as prescribed by the new standard rather than in other comprehensive income (“OCI”). We recognized a cumulative effect adjustment to increase the opening balance of accumulative deficit as of January 1, 2018 by $58,336.

Equity securities are classified as available for sale. All available for sale securities are classified as current assets as they are available to support the Company’s current operating needs in the next 12 months.

In accordance with Accounting Standards Codification (“ASC”) 320-10, “Investments-Debt and Equity Securities,” the Company evaluates its securities portfolio for other-than-temporary impairment (“OTTI”) throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by management. Management considers at a minimum the following factors that, both individually or combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Company. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.

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

For the years ended December 31, 2020 and 2019, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31,	December 31,
	2020	2019
	(Shares)	(Shares)
Warrants	-	200,000
Convertible notes	36,247,341	4,529,678
Total	36,247,341	4,729,678

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

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As of December 31, 2020, and 2019, the Company determined that no reserve was required.

Stock-based compensation

The Company accounts for stock-based compensation arrangements with employees, nonemployee directors and consultants using a fair value method, which requires the recognition of compensation expense for costs related to all stock-based payments, including stock options, on a straight-line basis over the requisite service period in the Company’s consolidated statements of operations. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant. We have not undertaken

Financial Instruments and Fair Value Measurements

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

The following table summarizes fair value measurements by level as of December 31, 2020, and 2019, measured at fair value on a recurring basis:

Fair Value Measurements as of December 31, 2020 Using:

	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$444	$444	$-	$-

Liabilities
Derivative liabilities	$827,119	$-	$-	$827,119

Fair Value Measurements as of December 31, 2019 Using:

	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$772	$772	$-	$-

Liabilities
Derivative liabilities	$464,024	$-	$-	$464,024

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $5,606,161 as of December 31, 2020. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Obtaining additional financing, successful development of the Company’s contemplated plan of operations, and the transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. MARKETABLE SECURITIES

Equity securities as of December 31, 2020, and 2019, were comprised of 105,736 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $444 and $772, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities aa of December 31, 2020, and 2019 consists of the following:

	December 31,	December 31,
	2020	2019
Accounts payable	$5,374	$1,297
Credit card	7,759	20,214
Accrued interest	49,583	2,457
Accrued liabilities	24,845	5,986
	$87,561	$29,954

6. CONVERTIBLE NOTES

Convertible notes as of December 31, 2020, and 2019 consist of the following:

	December 31,	December 31,
	2020	2019
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - issued fiscal year 2019	13,000	73,500
Convertible Notes - issued fiscal year 2020	86,000	-
Total convertible notes payable	410,000	384,500

Less: Unamortized debt discount	(4,764)	(71,607)
Total convertible notes	405,236	312,893

Less: current portion of convertible notes	405,236	312,893
Long-term convertible notes	$-	$-

The Company recognized amortization expense related to the debt discount of $179,843 and $158,082 for the year ended December 31, 2020, and 2019, respectively, which is included in interest expense in the statements of operation.

For the year ended December 31, 2020, and 2019, the interest expense on convertible notes was $46,779 and $39,457, respectively. As of December 31, 2020, and 2019, the accrued interest was $46,145 and $1,391, respectively.

Conversion

During the year ended December 31, 2020, the Company converted notes with principal amounts of $60,500 and accrued interest of $2,025 into 2,253,173 shares of common stock. The corresponding derivative liability at the date of conversion of $106,167 was credited to additional paid in capital.

Convertible Notes – Issued during the year ended December 31, 2018

During the year ended December 31, 2018, the Company issued a total principal amount of $426,000 in convertible notes for cash proceeds of $426,000. The convertible notes were also provided with a total of 107,000 common shares valued at $22,210. The terms of these convertible notes are summarized as follows:

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

Convertible Notes – Issued during the year ended December 31, 2019

During the year ended December 31, 2019, the Company issued a total principal amount of $73,500 in convertible notes for cash proceeds of $67,000. The terms of convertible notes are summarized as follows:

•	Term one years;

•	Annual interest rates 10%;

•	Convertible at 180 days from issuance

•	Conversion prices are based on a 42% discount to the lowest trading price during the 20-trading day period ending on the latest complete training day prior to the conversion date.

Convertible Notes – Issued during the year ended December 31, 2020

During the year ended December 31, 2020, the Company issued a total principal amount of $86,000 in convertible note for cash proceeds of $80,000. The terms of convertible note are summarized as follows:

•	Term one year;

•	Annual interest rates 10%;

•	Convertible at 180 days from issuance

•	Conversion prices are 39% discount to the lowest trading price during the 20-trading day period ending on the latest complete training day prior to the conversion date.

The Company valued the conversion feature using the Binomial pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the year ended December 31, 2020 amounted to $239,593, and $107,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $132,593 was recognized as a “day 1” derivative loss.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the year ended December 31, 2020, and 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2020	2019
Expected term	0.01- 0.51 years	0.22 - 1.43 years
Expected average volatility	117% - 317%	229% - 320%
Expected dividend yield	-	-
Risk-free interest rate	0.05% - 0.19%	1.55% - 2.40%

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2020, and 2019

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2018	$662,038

Gain on change in fair value of the derivative	(198,014)
Balance - December 31, 2019	$464,024

Addition of new derivatives recognized as debt discounts	107,000
Addition of new derivatives recognized as loss on derivatives	132,593
Settled on issuance of common stock	(106,167)
Loss on change in fair value of the derivative	229,669
Balance - December 31, 2020	$827,119

The aggregate (gain) loss on derivatives during the year ended December 31, 2020, and 2019 was as follows.

	Year ended
	December 31,
	2020	2019
Day one loss due to derivative liabilities on convertible notes	$132,593	$-
(Gain) loss on change in fair value of the derivative liabilities	229,669	(198,014)
	$362,262	$(198,014)

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

During the year ended December 31, 2020, the Company issued additional notes payable of $9,800 to a third party. The term is 6 months. During the year ended December 31, 2020, the Company recognized interest expense of $1,079 and repaid $14,840.

As of December 31, 2020, and 2019, the Company owed note payable of $0 and $7,218 and accrued interest of $0 and $256, respectively.

9. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock, of which 4,000,000 have been designated as Series A Preferred Stock. As of December 31, 2020, the Company had no shares of preferred stock issued. Subsequently, as of March 8th. 2021,the Company has issued 1,100,000 shares of Series A Preferred Stock for license and marketing agreements and to satisfy debt, all in accordance with the Certificate of Designation for such shares.

Common Stock

The Company is authorized to issue 200,000,000 shares of $.0001 par value common stock as of December 31, 2020. See below.

As of December 31, 2020, and 2019, there were 20,829,552 and 18,576,379 shares of the Company’s common stock issued and outstanding, respectively.

Fiscal year 2020

On February 6, 2020, the Company’s board and a majority of its shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of its common stock, par value .0001, from 100,000,000 shares to 200,000,000 shares.

During the year ended December 31, 2020, the Company issued 2,253,173 shares of common stock for conversion of debt of $62,525.

During the year ended December 31, 2020, the Company recorded 558,693 common stock issuable valued at $72,000 based on an employment agreement – related party transaction. During the year ended December 31, 2020, all our management have waived their compensation due to COVID-19 related slow-downs and other factors and none of these shares were issued.

During the year ended December 31, 2020, the Company recorded 400,000 common stock issuable valued at $47,115 for services.

Fiscal year 2019

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

Warrant

During the year ended December 31, 2018, the Company entered into an agreement with consultant to provide the Company with consulting services in exchange for 2-year warrant to purchase 200,000 shares of common stock with an exercise price of $0.1 per share. The Company recognized a warrant expense of $52,365, as stock-based compensation and additional paid-in capital. The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible note on in April 2018, which had no express limit on the number of shares to be delivered upon future settlement of the conversion options. This warrant expired unexercised during the period ended December 31, 2020.

A summary of activity during the year ended December 31, 2020 and 2019 follows:

Warrants Outstanding
Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2018	200,000	$0.10
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2019	200,000	$0.10
Granted	-	-
Exercised	-	-
Expired	(200,000)	0.10
Outstanding, December 31, 2020	-	$-

 10. RELATED PARTY TRANSACTIONS

Notes payable – related party

During the year ended December 31, 2020, the Company issued notes for a total principal amount of $27,715 to a company owned by our CEO. The notes bear 4% interest and have terms of 3 and 6 months.

During the year ended December 31, 2019, the Company issued notes for a total principal amount of $50,000 to a company owned by our CEO. The notes bear 4% interest and have a term of 1 year.

As of December 31, 2020, and 2019, the Company recorded notes payable – related party of $77,715 and $50,000 and accrued interest of $3,438 and $809, respectively.

Employee agreements

In June 2018, the Company entered into an employment agreement with Dr. Edwards E. Jacobs, Jr., our CEO, for a base compensation of $10,000 monthly and 100,000 shares of common stock, then valued at $27,500. In October 2018, the agreement was amended to a base compensation is $7,000 in cash or equivalent in common stock. All shares to be issued during fiscal year 2020 were waived due to COVID-19 related slow-downs and other factors. During years ended December 31, 2020 and 2019, the Company recorded Stock based compensation of $42,000 and $84,000, respectively.

In August 2019, the Company entered into an employment agreement with Robert W. Ellis, our president, for a base compensation of $5,000 in cash per monthly and 250,000 shares to be issued on August 31, 2020, then valued at $26,375. All shares to be issued during fiscal year 2020 were waived due to COVID-19 related slow-downs and other factors. During the years ended December 31, 2020 and 2019, the Company recorded Stock based compensation of $13,188 and $8,792 and accrued liabilities of $10,000 and $5,000, respectively.

In September 2019, the Company entered into an employment agreement with Ronald Lambrecht, our Chief Financial Officer, for a base compensation of $5,000, or equivalent in common stock, monthly and 100,000 shares to be issued on September 30, 2020, then valued at $11,010. All shares to be issued during fiscal year 2020 were waived due to COVID-19 related slow-downs and other factors. We extended the period of the original agreement and the services to be provided will commence on January 2, 2020. During the year ended December 31, 2020, the Company recorded Stock based compensation of $37,340.

11. PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, ”Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	December 31,	December 31,
	2020	2019
Net operating loss	$(64,079)	$(58,560)
Valuation allowance	64,079	58,560
Income tax expense per books	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2020	2019
NOL Carryover	$270,108	$206,029
Valuation allowance	(270,108)	(206,029)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $1,286,000 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

12. COMMITMENT

The Company shares office space with another company affiliated with our largest shareholder; we did not pay rent during the period ended December 31, 2020, and have no obligation to pay rent at present. During the year ended December 31, 2020, and 2019, the Company incurred rental expenses of $0 and $2,724, respectively.

13. SUBSEQUENT EVENTS

On March 1, 2020, the Company’s board affirmed or ratified instructions for the issuance of shares of common and preferred stock to satisfy obligations incurred during the period ended December 31, 2020. The Company issued 250,000 shares of Series A Preferred Stock to Essence Now Ltd. in exchange for licensing rights to products in the Primi and Pluri line of human products; this transaction was effective January 1, 2021. The Company issued 600,000 shares of Series A Preferred Stock to Bioscience Associates, in exchange for the release and termination of $24,000 of debt. The Company issued 1,000,000 shares of common stock to Essence Worldwide, Ltd. as payment for a Consulting Agreement entered into in 2018. As noted above, the Company also issued 10,7692,873 shares of common stock to PowerUp Lending Group, Ltd. since January 1, 2021, to satisfy obligations under the previously referenced convertible notes. On February 17, 2021, the Company issued another convertible note to PowerUp in the principal amount of $43,000; this note carries the same terms as the previous notes discussed above, including conversion rights after six month. The Company accepted releases and waivers from its Chief Operating Officer, President and Chief Financial Officer, agreeing to return or reject stock-based compensation for periods ending December 31, 2019 and 2020, resulting in a return to treasury of 352,390 shares of the Company’s common stock and avoidance for the issuance of an additional 1,158,525 shares. On February 1, 2021, The Company issued 250,000 shares of Series A Preferred Stock to LiveStock Impact, Inc. in exchange for licensing rights to products in the Regen and All In One Animal lines.

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

During the fiscal years ended December 31, 2018, 2019 and 2020, and the subsequent interim period through March 15, 2020, neither the Company nor anyone on its behalf consulted with BF Borgers CPA, P.C. regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that BF Borgers CPA, P.C. concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S K) or a “reportable event” (as that term is described in Item 304(a)(1)(v) of Regulation S K).

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule l 3a- l 5(t) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2021: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B - Other Information

Not applicable

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2020.

Name	Age	Principal Positions
Edward E. Jacobs, Jr MD	80	Director & Chief Executive Officer
Robert W. Ellis	79	President
Ronald Lambrecht	68	Chief Financial Officer

Biographical Information for Edward E. Jacobs, Jr MD

Edward E. Jacobs, Jr, Age 80. Director and Chief Executive Officer

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

Robert W Ellis, Age 79, President

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

Ronald Lambrecht, Age 68, Chief Financial Officer

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

Advisory Board

The Company uses an Advisory Board to assist the officers and directors with regard to specific scientific and administrative matters. These advisors did not meet during the period ended December 31, 2020, and we did not call on them due to a lack of need.

Name	Age	Principal Positions with Us
Dr. Jun Gu M.D., Ph.D.	56	Medical Advisor
Dr. Antonina Nabokova M.D.	58	Medical Advisor
Christopher G. Hall	65	Business Development Advisor

Dr. Jun Gu has extensive experience in laboratory toxicology work and is frequently called upon as an expert in toxicology and pharmacology. He received his medical degree (M.D.) in 1986 from the Second Military Medicine University in Shanghai, China, and a Ph.D. in pharmacology from Shanghai Medical College at Fudan University in Shanghai, China in 1993.

Dr. Antonina Nabokova M.D has over 11 years’ experience in clinical trials and managing development of clinical operations in areas such as psychiatry, orphan indication, and urology. Dr. Nabokova currently maintains an office as the head of Representative office of SynteractHCR Deutschland GmbH, in Moscow, Russia. She holds an M.D. from Leningrad Medical University and also obtained a certificate in cardiology from Leningrad Medical University.

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

Financial Expert

The Company does not currently have a designated “financial expert” on the Board of Directors. We believe that the cost of obtaining and retaining an independent director who can also serve as our financial expert is prohibitive at this time.

Information Concerning Non-Director Executive Officers

Neither Mr. Lambrecht nor Mr. Ellis are currently officers or directors of other publicly held companies. Both have employment contracts with the Company, under which they are compensated with shares for their services, which they each waived for the year ended December 31, 2020. Our activities were limited during this period but we believe both Mr. Lambrecht and Mr. Ellis devoted sufficient time to the Company’s business and look forward to their service during the current period.

Code of Ethics

As of December 31, 2020, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, including their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our officers or directors.

Board’s Role in Risk Oversight

The Board of Directors assesses on an ongoing basis the risks faced by BioAdaptives. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced at that time. In addition, since the Company does not have an Audit Committee, the Board of Directors is also responsible for the assessment and oversight of our financial risk exposures.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities (“10% holders”), to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of Common stock and other equity securities of the Company.

Directors, officers and 10% holders are required by SEC Regulation to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely on a review of reports furnished to the Company and/or written representations from the Company’s directors and executive officers during the fiscal year ended December 31, 2020, there was no compliance with the Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year.

Involvement on Certain Material Legal Proceedings During the Past Five (5) Years

(1)	No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2)	No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3)	No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4)	No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Item 11. Executive Compensation

We have employment agreements with our Chief Executive Officer, President and Chief Financial Officer, each of whom was to be compensated by stock grants accrued monthly based on current share prices or block grants during the period ended December 31, 2020. In consideration of the Company’s financial performance and lack of liquidity during this period, each of our officers waived compensation and we adjusted compensation accordingly. Also by agreement, we canceled shares previously issued to the Chief Executive Officer In addition, we have granted Company shares to consultants or key advisors at the discretion of the directors on a case-by-case basis. Total share compensation, with adjustments where appropriate, is set out below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (shares)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dr. Edward E. Jacobs, MD CEO and Chairman	2020			0[2,438,525]
Ron Lambrecht Chief Financial Officer	2020			0[332,788]
Robert Ellis President	2020			0[250,000]
Bruce Colclasure Consultant	2020			150,000
Karen Kapp-Vance Consultant	2020			100,000
Charlie Timmerman Consultant	2020			150,000
Essence Worldwide, Ltd. Consultant	2020			1,000,000

The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

Director Compensation

Dr. Edward E. Jacobs is the sole director; his compensation is wholly derived from his employment agreement as set out above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2020, regarding the number of shares of Common Stock beneficially owned by (i) each person or entity known to us to own more than five percent of our Common Stock; (ii) each of our Named Executive Officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. The percentages are based on 20,833,552 total outstanding Shares as of December 31, 2020.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

As of December 31, 2020

Title of class	Name of beneficial owner	Amount of beneficial ownership		Percent of class
Common Stock	Edward E. Jacobs, Jr	2,239,531		10.7%
	Director & Chief Executive Officer
Common Stock	Ronald Lambrecht	232,788
All officers and Directors as a Group (3 person)		2,472,319		11.46%

More than 5% Beneficial Owners: (1)
Common Stock	Breath of Life Foundation	9,628,5	(2)	46.2%
	6490 Desert Inn Rd, Las Vegas, 89145
Common Stock	Edward E. Jacobs, Jr (3)	2,239,531		10.7%
	1201 Virginia City Avenue, Las Vegas, NV 89106

(1) The terms of our convertible notes with PowerUp Lending Group, Ltd. limit its ownership to less than 4.99% of the Company’s outstanding shares at any given time and it does not otherwise report ownership.

(2) Breath of Life Foundation assigned irrevocable voting rights to the Board of Director of BioAdaptives, Inc.

(3) Dr. Jacobs is the sole shareholder of BioScience Associates, which is the holder of 600,000 shares of the Company’s Series A Preferred Stock. These shares provide him with 10:1 voting rights in certain instances, along with 5:1 conversion rights.

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

There have been no change of control transactions subsequent to the FHI donation in 2017.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Transactions

Independence Transactions with Related Persons

Ferris Holding, Inc.

As noted herein, Ferris Holding Inc. (“Ferris Holding”) is an entity that was founded and is managed by Barry Epling, who was the Chairman of the Board of Directors of BioAdaptives up to October 2, 2017, and since then has no further relationship with us. Ferris entered into a product license agreement and a technology license agreement with BioAdaptives, pursuant to which, Ferris licensed to BioAdaptives certain rights to use Ferris’s technology and products. These agreements were previously filed. Mr. Barry Epling invented the Agronifier™ technology and licensed it to Ferris Holding. Ferris Holding donated all its shares in the Company to the Breath of Life Foundation, a non-profit organization operating under § 501(c)(3) of the Internal Revenue Code, which subsequently granted a voting proxy for its shares to the Company’s directors.

BioScience Associates

As noted in the accounting, BioScience Associates loaned the company $74,715.25 BioScience Associates is founded and managed by Dr. Edward E. Jacobs, Jr, Director and Chief Executive Officer of the Company. $24,000 of this debt was converted to 600,000 shares of Series A Preferred Stock after December 31, 2020.

Conflicts of Interest

Certain conflicts of interest could arise in the future, including, but not limited to, the following:

•	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.
•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.
•	Since all of our directors own shares of our common stock that could be sold, in whole or in part, as a negotiated element of a business acquisition, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination.

In general, officers and directors of a Delaware corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity.
•	the opportunity is within the corporation’s line of business; and
•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Director Independence

The Board of Directors has determined that none of its directors is “independent” under the criteria set forth in Rule 5065(a)(2) of the Nasdaq Listing Rules. The Board does not have a separately designated audit, nominating, or compensation committee, so the functions normally attributed to these committees are performed by the entire board. Accordingly, none of our directors is “independent” under applicable Nasdaq Listing Rules that define independence for purposes of directors performing the functions of such committees.

Item 14 - Principal Accountant Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements:

	Audit Services	Audit Related Fees	Tax Fees	Other Fees

Year Ended December 31, 2020	$12,960	$3,287.50	$0	$0
Year Ended December 31,2019	$32,000	$16,260.25	$0	$0

Item 15 - Exhibits and Financial Statement Schedules

3.1*	Articles of Incorporation

3.2*	Bylaws

31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002

32.1	Section 906 Certification under Sarbanes Oxley Act of 2002

* Incorporated by our Registration Statement on Form S-1 filed May 3, 2011

Item 16 - Form 10-K Summary

None

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30th 2021

BioAdaptives, Inc.

/s/ Edward E. Jacobs, Jr
Edward E. Jacobs, Jr
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BioAdaptives, Inc.

/s/ Robert E. Ellis
Robert E. Ellis
Chief Financial Officer
(Principal Financial Officer)

March 30, 2021

