Form 10-Q
period 2021-03-31
BIOADAPTIVES, INC.
filed 2021-05-14
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

33,022,425 common shares issued and outstanding as of May 08, 2021

Form 10-Q

PART I - FINANICAL INFORMATION

Item 1. Financial Statements

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020

ASSETS
Current Assets:
Cash	$24,226	$4,587
Prepaid expense	1,500	-
Marketable securities	3,278	444
Inventory	12,289	13,815
Total Current Assets	41,293	18,846

License, net	80,625	-
TOTAL ASSETS	$121,918	$18,846

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	57,258	87,561
Derivative liabilities	662,017	827,119
Current portion of convertible notes - net of discount of $6,396 and $4,764	391,604	405,236
Note payable - related party	53,715	77,715
Total Current Liabilities	1,164,594	1,397,631

Total Liabilities	1,164,594	1,397,631

Stockholders' Deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding);
Series A Preferred Stock 4,000,000 shares designated; 1,100,000 and 0 issued and outstanding, respectively	110	-
Common stock ($.0001 par value, 200,000,000 shares authorized; 33,032,425 and 21,591,942 shares issued and outstanding, and 10,000 and 762,390 issuable, respectively)	3,303	2,159
Additional paid-in capital	5,051,975	4,225,217
Accumulated deficit	(6,098,064)	(5,606,161)
Total Stockholders' Deficit	(1,042,676)	(1,378,785)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$121,918	$18,846

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	March 31,
	2021	2020

Revenues	$4,518	$4,655
Cost of revenue	2,022	1,362
Gross Profit	2,496	3,293

Operating Expenses
General and administrative	8,630	39,432
Professional fees	21,983	9,090
Stock based compensation	163,900	93,379
Amortization of license	21,875	-
Total Operating Expenses	216,388	141,901

Other Income (Expense)
Unrealized gain (loss) on marketable securities	2,834	(360)
Interest expense	(61,416)	(53,583)
Change in fair value of derivative liabilities	(168,429)	(45,371)
Loss on settlement of debt	(51,000)	-
Total Other Expense	(278,011)	(99,314)

Loss before income taxes	(491,903)	(237,922)

Net Loss	$(491,903)	$(237,922)

Net Loss Per Common Share:
Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	28,148,446	18,938,769

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three months ended March 31, 2021

					Additional
	Series A Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2020	-	$-	21,591,942	$2,159	$4,225,217	$(5,606,161)	$(1,378,785)

Series A preferred stock issued for settlement of debt - related party	600,000	60	-	-	74,940	-	75,000
Series A preferred stock issued for license fee	500,000	50	-	-	102,450	-	102,500
Common stock issued for conversion of debt	-	-	10,792,873	1,079	485,533	-	486,612
Common stock issued for service	-	-	1,000,000	100	163,800	-	163,900
Cancellation of common stock - officers	-	-	(352,390)	(35)	35	-	-
Net loss for the period	-	-	-	-	-	(491,903)	(491,903)

Balance, March 31, 2021	1,100,000	$110	33,032,425	$3,303	$5,051,975	$(6,098,064)	$(1,042,676)

For the Three months ended March 31, 2020

					Additional
	Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2019	-	$-	18,938,769	$1,894	$3,917,147	$(4,758,917)	$(839,876)

Common stock issued for service	-	-	400,000	40	47,075	-	47,115
Common stock issued for service - related party	-	-	272,914	27	35,973	-	36,000
Stock based compensation	-	-	-	-	10,264	-	10,264
Net loss for the period	-	-	-	-	-	(237,922)	(237,922)

Balance, March 31, 2020	-	$-	19,611,683	$1,961	$4,010,459	$(4,996,839)	$(984,419)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(491,903)	$(237,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	163,900	47,115
Stock-based compensation - related party	-	46,264
Change in fair value of derivative liabilities	168,429	45,371
Amortization of license	21,875	-
Amortization of debt discount	45,368	40,626
Loss on settlement of debt	51,000	-
Unrealized loss on investments in marketable securities	(2,834)	360
Changes in operating assets and liabilities:
Accounts receivable	-	(179)
Inventory	1,526	(3,341)
Prepaid expense	(1,500)	-
Accounts payable and accrued liabilities	(16,222)	19,392
Net Cash Used in Operating Activities	(60,361)	(42,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes payable	-	9,800
Repayments of notes payable	-	(8,150)
Proceed from related party	1,623	-
Repayment to related party	(1,623)	-
Proceeds from Convertible notes	80,000	40,000
Net Cash Provided by Financing Activities	80,000	41,650

Net change in cash	19,639	(664)
Cash at beginning of period	4,587	12,313
Cash at end of period	$24,226	$11,649

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$16,144	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability recognized as debt discount	$40,000	$-
Issuance of common stock for conversion of debt	$486,612	$-
Issuance Series A preferred stock for license fee	$102,500	$-
Issuance Series A preferred stock for settlement of debt - related party	$75,000	$-
Cancellation of common stock	$35	$-

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

Since 2014, BioAdaptives®, has been engaged in the research of primitive cells, including stem cells and their derivatives and natural ingredients which may encourage its proliferation. Such studies were conducted both on human and animals, in particular, canine and equine. The results have been encouraging. More in-depth studies on this and other wellness aspects such as anti-aging and sports performance are scheduled.

On May 22, 2019, the Company moved its corporate office to 2620 Regatta Drive, Suite 102, Las Vegas, NV 89128, but maintained fulfillment facilities at 4385 Cameron Street, Suite B, Las Vegas, NV 89103.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position on March 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained.

2. SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10K have been omitted, filled with SEC on March 30, 2021.

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

The following table summarizes fair value measurements by level on March 31, 2021 and December 31, 2020, measured at fair value on a recurring basis:

Fair Value Measurements as of March 31, 2021 Using:

	Total Carrying Value as of March 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$3,278	$3,278	$-	$-

Liabilities
Derivative liabilities	$662,017	$-	$-	$662,017

Fair Value Measurements as of December 31, 2020 Using:

	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$444	$444	$-	$-

Liabilities
Derivative liabilities	$827,119	-	-	827,119

Intangible Assets

The Company capitalizes certain costs to acquire intangible assets; if such assets are determined to have a finite useful life they are amortized on a straight-line basis over the estimated useful life.

The Company tests its intangible assets for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others and without limitation: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the Company’s segments; unanticipated competition; and slower growth rates.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $6,098,064 as of March 31, 2021. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. MARKETABLE SECURITIES

Equity securities on March 31, 2021 and December 31, 2020, were comprised of 105,736 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $3,278 and $444, respectively.

5. License fee

During the three ended March 31, 2021, the Company have entered into two license and royalty agreements for its own nutraceutical products and seeks to expand its product offerings by marketing certain of Licensor’s products. The period of agreements is for one year and the Company issued 500,000 shares of Series A preferred stock valued at $102,500 for consideration of licenses. The Company has capitalized the costs associated with licenses.

During the three months ended March 31, 2021, the Company recognized $21,875 amortization of license fee and had license of $80,625 as of March 31, 2021.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities on March 31, 2021 and December 31, 2020 consists of the following.

	March 31,	December 31,
	2021	2020
Accounts payable	$990	$5,374
Credit card	9,900	7,759
Accrued interest	35,406	49,583
Accrued liabilities	10,962	24,845
	$57,258	$87,561

7. CONVERTIBLE NOTES

Convertible notes on March 31, 2021 and December 31, 2020 consists of the following:

	March 31,	December 31,
	2021	2020
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - issued fiscal year 2019	-	13,000
Convertible Notes - issued fiscal year 2020	-	86,000
Convertible Notes - issued fiscal year 2021	87,000	-
Total convertible notes payable	398,000	410,000

Less: Unamortized debt discount	(6,396)	(4,764)
Total convertible notes	391,604	405,236

Less: current portion of convertible notes	391,604	405,236
Long-term convertible notes	$-	$-

For the three months ended March 31, 2021 and 2020, the interest expense on convertible notes was $15,516 and $11,870, respectively. As of March 31, 2021, and December 31, 2020, the accrued interest was $31,436 and $46,145, respectively.

The Company recognized amortization expense related to the debt discount of $45,368 and $40,626 for the three months ended March 31, 2021 and 2020, respectively, which is included in interest expense in the statements of operation.

Conversion

During the three months ended March 31, 2021, the Company converted notes with principal amounts of $99,000 and accrued interest of $14,081 into 10,792,873 shares of common stock. The corresponding derivative liability at the date of conversion of $373,531 was credited to additional paid in capital.

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

Convertible Notes – Issued during the year ended December 31, 2019

During the year ended December 31, 2019, the Company issued a total principal amount of $73,500 in convertible notes for cash proceeds of $67,000. The terms of convertible notes are summarized as follows:

•	Term one year;

•	Annual interest rates 10%;

•	Convertible at 180 days from issuance

•	Conversion prices are based on 42% discount to the lowest trading price during the 20-trading day period ending on the latest complete training day prior to the conversion date.

Convertible Notes – Issued during the year ended December 31, 2020

During the year ended December 31, 2020, the Company issued a total principal amount of $86,000 in convertible note for cash proceeds of $80,000. The terms of convertible note are summarized as follows:

•	Term one year;

•	Annual interest rates 10%;

•	Convertible at 180 days from issuance

•	Conversion prices are based on 39% discount to the lowest trading price during the 20-trading day period ending on the latest complete training day prior to the conversion date.

Convertible Notes – Issued during the year ended December 31, 2021

During the three months ended March 31, 2021, the Company issued a total principal amount of $87,000 in convertible note for cash proceeds of $80,000. The terms of convertible note are summarized as follows:

•	Term one year;

•	Annual interest rates 10%;

•	Convertible at 180 days from issuance

•	Conversion prices are based on 39% discount to the lowest trading price during the 20-trading day period ending on the latest complete training day prior to the conversion date.

The Company valued the conversion feature using the Binomial pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the three months ended March 31, 2021 amounted to $141,805, and $40,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $101,805 was recognized as a “day 1” derivative loss.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the three months ended March 31, 2021 and year ended December 31, 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Three Months Ended	Year ended
	March 31,	December 31,
	2021	2020
Expected term	0.01- 0.51 years	0.01- 0.51 years
Expected average volatility	117% - 317%	117% - 317%
Expected dividend yield	-	-
Risk-free interest rate	0.05% - 0.19%	0.05% - 0.19%

The following table summarizes the changes in the derivative liabilities during the nine months ended March 31, 2021.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2020	$827,119

Addition of new derivatives recognized as debt discounts	40,000
Addition of new derivatives recognized as loss on derivatives	101,805
Settled on issuance of common stock	(373,531)
Loss on change in fair value of the derivative	66,624
Balance - March 31, 2021	$662,017

The aggregate loss on derivatives during the three months ended March 31, 2021 and 2020 was as follows.

	Three Months Ended
	March 31,
	2021	2020
Day one loss due to derivative liabilities on convertible notes	$101,805	$-
Loss on change in fair value of the derivative liabilities	66,624	45,371
	$168,429	$45,371

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

During the three months ended March 31,2021, the Company issued 1,100,000 shares of series A preferred Stock as follows;

•	600,000 shares of Series A Preferred Stock valued at $75,000 for settlement of related party debt
•	500,000 shares of Series A Preferred Stock valued at $102,500 for consideration of licenses.

Common Stock

The Company is authorized to issue 200,000,000 shares of $.0001 par value common stock as of March 31, 2021.

As of March 31, 2021, and December 31,2020, there were 33,022,425 and 20,829,552 shares of the Company’s common stock issued and outstanding, respectively.

Three months ended March 31, 2021

During the three months ended March 31, 2021, the Company issued 10,792,873 shares of common stock valued at $486,612 for conversion of debt.

During the three months ended March 31, 2021, the Company issued 1,000,000 shares of common stock valued at $163,900 for service.

During the three months ended March 31, 2021, the Company cancelled 352,390 shares of common stock related to our officer’ compensation.

As of March 31, 2021, and December 31, 2020, there were 33,022,425 and 20,829,552 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of March 31, 2021 and December 31, 2020, there were 10,000 shares and 762,390 shares of the Company’s common stock issuable, respectively.

10. RELATED PARTY TRANSACTIONS

Notes payable – related party

During the three months ended March 31,2021, the Company issued 600,000 shares of Series A Preferred Stock valued $75,000 for settlement of $24,000 notes. As a result, the Company recorded loss on settlement of debt of $51,000.

During the three months ended March 31,2021 and 2020, the Company recognized interest of $532 and $499, respectively

As of March 31, 2021, and December 31, 2020, the Company recorded notes payable – related party of $53,715 and $77,715 and accrued interest of $3,970 and $3,438, respectively. The note is a 4% interest bearing promissory note that the term is 1 year.

Due to related party

During the three months ended March 31,2021, the officer advanced $1,623 for operating expenses and $1,623 was reimbursed.

Employee agreements

In June 2018, the Company originally entered into an employment agreement with Dr. Edwards E. Jacobs, Jr. our CEO. A base compensation is $7,000 in cash or equivalent in common stock. During the three months ended March 31, 2021, the Company did not record compensation due to COVID-19.

In August 2019, the Company entered into an employment agreement with Robert W. Ellis, our Chief Financial officer. A base compensation is $5,000 in cash per monthly. During the three months ended March 31, 2021, the Company did not record compensation due to COVID-19. As of March 31, 2021, and December 31, 2020, the Company recorded accrued liability of $10,000.

In September 2019, the Company entered into an employment agreement with Ronald Lambrecht, our Chief Financial Officer. A base compensation is $5,000 equivalent in common stock monthly. During the three months ended March 31, 2020, the Company did not record compensation due to COVID-19.

11. SUBSEQUENT EVENT

The Company signed a convertible note with PowerUp Lending Group in April 2021 for $43,000, which will be convertible after six months. It is also actively locating marketing and Management personnel to strengthen its marketing effort going forward. The Company believes its Pluripain product(s) for human and animals which provides fast pain relief would be an attractive possibility to gain market dollars in geriatric and performance sports. It looks to proceed with an aggressive social media program as soon as possible.

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

Our current product line includes PrimiCell®, PluriPain®, and PrimiLungs™ for humans and Canine Regen® and Equine Regen® Plus for dogs and horses. We also market an Equine All-in-One formulation evolved from Equine Regen® to trainers, horse owners and boarding stables. All of these products are sold under licensing and manufacturing agreements. While we continue to investigate and acquire nutraceutical products for humans and animals, all of our current activities are reliant on marketing and distributing products developed and owned by others. We do not own the formulations for our key products and manufacture and market them under an agreement with the developer that requires payment of a royalty and license agreement.

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

We intend to utilize social media connections to create awareness about our human products’ benefits in niche markets, including for geriatric populations, e-gamers and chronic pain sufferers. We also are developing affiliate marketing opportunities. We intend to create market share in our target demographic by (i) emphasizing the benefits of our proprietary algal based-all natural, stimulant free, non-GMO ingredients that combine with proven Traditional Chinese Medicine and Ayurvedic herbs into science-based formulations, (ii) investigating additional products in response to market demand and testing, and (iii) utilizing our marketing operation to act as its sales and distribution arm to seek additional channels for sales coverage.

With regard to animal products, the Company intends to employ direct sales activities relying on our associations with leading veterinarians and equine competitors. In 2020, the Company formed the Livestock Impact Division, which entered into a business relationship with Livestock Impact, Inc. and its President, Bruce Colclasure, a National Cutting Horse Association champion who owns and operates the Flying C Bar Ranch, the breeder and trainer of over 80 NCHA champion cutting horses. Mr. Colclasure uses and endorses our EquineRegen® and EquineRegen® Plus products and provides valuable feedback and testimonials regarding its function. In 2020, the Company entered into a Marketing and Licensing Agreement with the owners of these products to develop the Equine All-in-One formulation, which we market to trainers, horse owners and boarding facilities.

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

Manufacturing

All of the Company’s products are considered dietary supplements or natural foods, and we carefully avoid making health, drug or disease cure claims that could trigger regulatory compliance issues and affect our ability to market BioAdaptives products. Our active ingredients are all plant- or algal-based and sourced worldwide from reputable suppliers who employ stringent compliance and sustainable agriculture practices.

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

2. LIQUITITY AND CAPITAL RESOURCES:

Liquidity -- Financial Performance -- Three Months Ended March 31, 2021 and 2020

We had a net loss of $ 491,903 for the three-month period ended March 31, 2021, which was $253,981 more than the net loss of $237,922 for the three-month period ended March 31, 2020. The change in our results over the two periods is primarily in a slight revenue generated and a considerable decrease in operating expenses and other expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2021 and 2020:

	2021	2020	Changes
Revenue	$4,518	$4,655	$(137)
Cost of Sales	$2,496	$1,362	$1,134
Operation Expenses	$216,388	$141,901	$74,487
Other income (expenses)	$(278,011)	$(99,314)	$(178,697)
Net Income (loss)	$(491,903)	$(237,922)	$(253,981)

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

Other Income (Expense)

The Company recorded interest expense of $ 61,416 and $ $53,583 for the three months ended March 31, 2021 and 2020.

Net Loss

As a result of our operating expenses the Company reported a net loss of ($ 491,903) and $(237,922) for the three months ended March 31, 2021 and 2020.

Comprehensive Income (Loss)

The Company reported an unrealized gain on marketable securities of $2,834 and ($ 360) for the three months ended March 31,2021 and 2020.

Capital Resources – Balance Sheet and Cash Flows

Our balance sheet as of March 31, 2021 reflects current assets of $41,293. We had cash in the amount of $24,226 as of March 31, 2021. We currently meet cash requirements by infusions of by issuance of notes to finance partners. Most of these notes have conversion features that require accounting for derivative liabilities.

Working Capital (Deficiency)	March 31,	December 31,
	2021	2020	Change
Current Assets	$41,293	$18,846	$22,447
Current Liabilities	$1,164,694	$1,397,631	(233,037)

Cash Flows
	Three Months Ended March 31
	2021	2020	Change
Cash provided by (used in) Operating Activities	$60,361	$42,314	$18,020
Cash provided by (used in) Financing Activities	$80,000	$41,650	$38,350

Net cash used by operating activities during the three months ended March 31, 2021 was $60,361, an increase of $18,047 from the $42,314 net cash used in operating activities during the three months ended March 31, 2020.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2021 was $ 80,000, an increase of $38,350 from the $41,650 net cash provided in financing activities during the three months ended March 31, 2020.

As of March 31, 2021, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Critical Accounting Estimates -- Going Concern

We are required to provide qualitative and quantitative information necessary to understand any critical accounting estimations, including uncertainties associated with such estimates. Our critical accounting estimates, as well as the financial statements contained in this report, are all reliant on the assumption that we will continue as a going concern, which contemplates our ability to generate sufficient cash flows from operations and financing activities necessary to continue in business by employing our assets and satisfying our liabilities in the normal course of business.

On March 31, 2021, we had $24,226 of cash on-hand and an accumulated deficit of $1,164,594, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2020. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

Because our business plan relies on marketing products we license from others, our capital requirements are generally limited to general operations and administration, including the costs of continuing as a public company, and our variable costs scale up or down based on our actual sales. We believe that increasing our marketing expenses will be critical to establishing sales sufficient to cover our expenses and, if possible, generate a profit. We anticipate using our existing financing operations to do so, which will almost certainly require either the issuance of equity or increases in existing levels of debt or, most likely, both.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31,2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2021, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Covid-19 Pandemic Impact and Risk

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended March 31, 2021, Power Up Lending Group, Ltd. exercised conversion rights under notes issued by the Company in 2020 for the issuance of 10,792,873 of common stock. These issuances retired $139,000 of indebtedness (principal). In addition, the Company satisfied obligations under consulting or other agreements entered into during 2018, 2019 and 2020 totaling 1,400,000 shares of common stock: 1,000,000 were issued to Essence Worldwide, Ltd. under a services agreement entered into in 2018. We also issued 150,000 to Bruce Colclasure, 150,000 to Charlie Timmerman, DVM and 100,000 to Karen Kapp-Vance, DVM for consulting services. The Company issued a total of 1,100,000 shares of its Series A Preferred Stock during this period: The Company issued 500,000 shares of Series A Preferred Stock to Essence Now Ltd. in exchange for licensing rights to products in the Primi and Pluri line of human products; this transaction was effective January 1, 2021. The Company issued 600,000 shares of Series A Preferred Stock to Biosciences, Inc., in exchange for the release and termination of $24,000 of debt. There were no other issuances.

Item 3. Defaults Upon Senior Securities

The Company has arranged extension and forbearance agreements with the holders of the 12% Debentures, which were issued in 2018 and due at various times in 2020. Our agreement calls for the extension of these obligations on the same terms until December 31, 2021, in exchange for current interest payments and delivery of 280,000 shares of its common stock (total).

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

BioAdaptives Inc.
(Registrant)

Dated: May 14th, 2021	/s/ Edward E. Jacobs, Jr
Edward E. Jacobs, Jr
Chief Executive Officer, Secretary
(Principal Executive Officer )

/s/ Robert W. Ellis
Robert W. Ellis
President, Chief Financial Officer,
(Principal Financial Officer)

