Form 10-Q
period 2021-06-30
BIOADAPTIVES, INC.
filed 2021-08-12
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

33,022,425 common shares issued and outstanding as of August 8, 2021.

Form 10-Q

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020

ASSETS
Current Assets:
Cash	$69,513	$4,587
Prepaid expense	-	-
Marketable securities	761	444
Inventory	10,697	13,815
Total Current Assets	80,971	18,846

License, net	55,000	-
TOTAL ASSETS	$135,971	$18,846

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	83,583	87,561
Derivative liabilities	881,311	827,119
Current portion of convertible notes - net of discount of $6,396 and $4,764	479,284	405,236
Note payable - related party	43,715	77,715
Total Current Liabilities	1,487,893	1,397,631

Total Liabilities	1,487,893	1,397,631

Stockholders' Deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding);
Series A Preferred Stock 4,000,000 shares designated; 1,100,000 and 0 issued and outstanding, respectively	110	-
Common stock ($.0001 par value, 200,000,000 shares authorized; 33,032,425 and 21,591,942 shares issued and outstanding, and 10,000 and 762,390 issuable, respectively)	3,303	2,159
Additional paid-in capital	5,051,975	4,225,217
Accumulated deficit	(6,407,310)	(5,606,161)
Total Stockholders' Deficit	(1,351,922)	(1,378,785)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$135,971	$18,846

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$6,065	$3,502	$10,583	$8,157
Cost of revenue	2,713	3,355	4,735	4,717
Gross Profit	3,352	147	5,848	3,440

Operating Expenses
General and administrative	33,690	8,494	42,320	47,926
Professional fees	15,639	18,621	37,622	27,711
Stock based compensation	-	46,264	163,900	139,643
Amortization of license	25,625	-	47,500	-
Total Operating Expenses	74,954	73,379	291,342	215,280

Other Income (Expense)
Unrealized gain (loss) on marketable securities	(2,517)	(349)	317	(709)
Interest expense	(15,833)	(58,921)	(77,249)	(112,504)
Change in fair value of derivative liabilities	(219,294)	(297,933)	(387,723)	(343,304)
Loss on settlement of debt	-	-	(51,000)	-
Total Other Income (Expense)	(237,644)	(357,203)	(515,655)	(456,517)

Loss before income taxes	(309,246)	(430,435)	(801,149)	(668,357)

Net Loss	$(309,246)	$(430,435)	$(801,149)	$(668,357)

Net Loss Per Common Share:
Basic and Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	33,032,425	19,822,574	30,603,899	19,545,347

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Six months ended June 30, 2021

					Additional
	Series A Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2020	-	$-	21,591,942	$2,159	$4,225,217	$(5,606,161)	$(1,378,785)

Series A preferred stock issued for settlement of debt - related party	600,000	60	-	-	74,940	-	75,000
Series A preferred stock issued for license fee	500,000	50	-	-	102,450	-	102,500
Common stock issued for conversion of debt	-	-	10,792,873	1,079	485,533	-	486,612
Common stock issued for service	-	-	1,000,000	100	163,800	-	163,900
Cancellation of common stock - officers	-	-	(352,390)	(35)	35	-	-
Net loss for the period	-	-	-	-	-	(491,903)	(491,903)

Balance, March 31, 2021	1,100,000	$110	33,032,425	$3,303	$5,051,975	$(6,098,064)	$(1,042,676)

Net loss for the period	-	-	-	-	-	(309,246)	(309,246)

Balance, June 30, 2021	1,100,000	$110	33,032,425	$3,303	$5,051,975	$(6,407,310)	$(1,351,922)

For the Six months ended June 30, 2020

					Additional
	Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2019	-	$-	18,938,769	$1,894	$3,917,147	$(4,758,917)	$(839,876)

Common stock issued for service	-	-	400,000	40	47,075	-	47,115
Common stock issued for service - related party	-	-	272,914	27	35,973	-	36,000
Stock based compensation	-	-	-	-	10,264	-	10,264
Net loss for the period	-	-	-	-	-	(237,922)	(237,922)

Balance, March 31, 2020	-	$-	19,611,683	$1,961	$4,010,459	$(4,996,839)	$(984,419)

Common stock issued for conversion of debt	-	-	284,900	28	44,352	-	44,380
Common stock issued for service - related party	-	-	285,779	29	35,971	-	36,000
Stock based compensation	-	-	-	-	10,264	-	10,264
Net loss for the period	-	-	-	-	-	(430,435)	(430,435)

Balance, June 30, 2020	-	$-	20,182,362	$2,018	$4,101,046	$(5,427,274)	$(1,324,210)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(801,149)	$(668,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	163,900	47,115
Stock-based compensation - related party	-	92,528
Change in fair value of derivative liabilities	387,723	410,304
Amortization of license	47,500	-
Amortization of debt discount	48,048	19,577
Loss on settlement of debt	51,000	-
Unrealized (gain) loss on investments in marketable securities	(317)	709
Changes in operating assets and liabilities:
Inventory	3,118	(7,116)
Accounts payable and accrued liabilities	10,103	42,694
Net Cash Used in Operating Activities	(90,074)	(62,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes payable	-	9,800
Repayments of notes payable	-	(14,840)
Proceed from related party	1,623	-
Repayment to related party	(1,623)	-
Proceeds from notes payable - related party	-	19,272
Repayment of notes payable - related party	(10,000)	-
Proceeds from convertible notes	165,000	40,000
Net Cash Provided by Financing Activities	155,000	54,232

Net change in cash	64,926	(8,314)
Cash at beginning of period	4,587	12,313
Cash at end of period	$69,513	$3,999

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$16,424	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability recognized as debt discount	$40,000	$-
Issuance of common stock for conversion of debt	$486,612	$44,380
Issuance Series A preferred stock for license fee	$102,500	$-
Issuance Series A preferred stock for settlement of debt - related party	$60	$-
Cancellation of common stock	$35	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioAdaptives, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND HISTORY

Description of business

BioAdaptives, Inc. (“BioAdaptives” or the ”Company”) was incorporated in Delaware on April 19, 2013, under the name Apex 8, Inc. Shortly afterwards, the Company’s control person sold his interest; new owners appointed management and changed its name to BioAdaptives, Inc. The Company acquired assets relating to the investigation, development and marketing of nutraceutical products; equipment designed to improve the bioavailability of nutrients in humans and animals; and licenses for specific products. It commenced investigation of the role of various botanicals in primitive cell development and proliferation, including certain algae along with herbs used in Traditional Chinese Medicine and Ayurvedic Practice. In the course of this investigation, BioAdaptives identified several potential human and animal products. The Company terminated further work on the equipment and products licensed in its early stages to concentrate on these products, for both human and animals.

We currently market and distribute natural plant- and algal-based products that improve health and wellness for humans and animals, with an emphasis on pain relief and anti-aging properties. The Company’s current products include dietary supplements for humans developed with our knowledge of natural foods. These products are designed to aid memory, cognition and focus; assist in sleep and fatigue reduction; provide pain relief and healing; and improve overall emotional and physical wellness. The science behind our products has proven to be effective for performance enhancement and pain relief for horses and dogs as well as providing improvements in appearance and we have developed products to utilize these advances.

Our current product line includes PrimiCell®, PluriPain® and PrimiLung™ for humans, and Canine Regen® and Equine Regen® for dogs and horses, along with Equine All-in-One® and a related Booster. The All-in-One products combine minerals, vitamins, amino acids and other botanicals along with the Regen® compounds, and have demonstrated improved performance and appearance in competition and show animals. All of these products are sold under licensing and manufacturing agreements with third-parties. While we continue to investigate our own nutraceutical products for humans and animals, most of our current activities are reliant on marketing and distributing products developed and owned by others.

The Company’s corporate office is located at 2620 Regatta Drive, Suite 102, Las Vegas, NV 89128, and it maintains fulfillment facilities at 4385 Cameron Street, Suite B, Las Vegas, NV 89103.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position on June 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained.

2. SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim period presented, have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10K filed with SEC on March 30, 2021, have been omitted.

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

The following table summarizes fair value measurements by level on June 30, 2021 and December 31, 2020, measured at fair value on a recurring basis:

	Total Carrying Value	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	as of June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$761	$761	$-	$-

Liabilities
Derivative liabilities	$881,311	$-	$-	$881,311

Fair Value Measurements as of December 31, 2020 Using:

	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$444	$444	$-	$-

Liabilities
Derivative liabilities	$827,119	-	-	827,119

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $6,415,643 as of June 30, 2021. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. MARKETABLE SECURITIES

Equity securities on June 30, 2021 and December 31, 2020, were comprised of 105,736 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $761 and $444, respectively.

5. LICENSE FEE

During the six months ended June 30, 2021, the Company entered into two license and royalty agreements for human and animal nutraceutical products, which is currently markets. These agreements are for a period of one year and the Company issued 500,000 shares of Series A preferred stock valued at $102,500 in consideration of these licenses. The Company has capitalized the costs associated with licenses.

During the six months ended June 30, 2021, the Company recognized $47,500 in amortization expenses of license fees, and recorded asset value of the licenses of $55,000 as of June 30, 2021.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities on June 30, 2021 and December 31, 2020 consists of the following.

	June 30,	December 31,
	2021	2020
Accounts payable	$990	$5,374
Credit card	-	7,759
Accrued salary	23,333	-
Accrued interest	48,279	49,583
Accrued liabilities	10,981	24,845
	$83,583	$87,561

7. CONVERTIBLE NOTES

Convertible notes on June 30, 2021 and December 31, 2020 consists of the following:

	June 30,	December 31,
	2021	2020
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - issued fiscal year 2019	-	13,000
Convertible Notes - issued fiscal year 2020	-	86,000
Convertible Notes - issued fiscal year 2021	179,500	-
Total convertible notes payable	490,500	410,000

Less: Unamortized debt discount	(11,216)	(4,764)
Total convertible notes	479,284	405,236

Less: current portion of convertible notes	479,284	405,236
Long-term convertible notes	$-	$-

For the six months ended June 30, 2021 and 2020, the interest expense on convertible notes was $28,146 and $23,877, respectively. As of June 30, 2021, and December 31, 2020, the accrued interest was $43,786 and $46,145, respectively.

The Company recognized amortization expense related to the debt discount of $48,048 and $86,577 for the six months ended June 30, 2021 and 2020, respectively, which is included in interest expense in the statements of operation.

Conversion

During the six months ended June 30, 2021, the Company converted notes with principal amounts of $99,000 and accrued interest of $14,081 into 10,792,873 shares of common stock. The corresponding derivative liability at the date of conversion of $373,531 was credited to additional paid in capital.

Convertible Notes - Issued during the year ended December 31, 2018

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

Convertible Notes - Issued during the year ended December 31, 2019

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

Convertible Notes - Issued during the year ended December 31, 2020

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

Convertible Notes - Issued during the year ended December 31, 2021

During the six months ended June 30, 2021, the Company issued a total principal amount of $179,500 in convertible note for cash proceeds of $165,000,000. The terms of convertible note are summarized as follows:

•	Term one year;

•	Annual interest rates 10%;

•	Convertible at 180 days from issuance

•	Conversion prices are based on 39% discount to the lowest trading price during the 20-trading day period ending on the latest complete training day prior to the conversion date.

The Company valued the conversion feature using the Binomial pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the six months ended June 30, 2021 amounted to $141,805, and $40,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $101,805 was recognized as a “day 1” derivative loss.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the six months ended June 30, 2021 and year ended December 31, 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six Months Ended	Year ended
	June 30,	December 31,
	2021	2020
Expected term	0.01- 0.51 years	0.01- 0.51 years
Expected average volatility	128% - 315%	117% - 317%
Expected dividend yield	-	-
Risk-free interest rate	0.03% - 0.07%	0.05% - 0.19%

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2021.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2020	$827,119

Addition of new derivatives recognized as debt discounts	40,000
Addition of new derivatives recognized as loss on derivatives	101,805
Settled on issuance of common stock	(373,531)
(Gain) loss on change in fair value of the derivative	285,918
Balance - June 30, 2021	$881,311

The aggregate loss on derivatives during the six months ended June 30, 2021 and 2020 was as follows.

	Six Months Ended
	June 30,
	2021	2020
Day one loss due to derivative liabilities on convertible notes	$101,805	$32,531
Loss on change in fair value of the derivative liabilities	285,918	310,773
	$387,723	$343,304

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

During the six months ended June 30, 2021, the Company issued 1,100,000 shares of series A preferred Stock as follows;

•	600,000 shares of Series A Preferred Stock valued at $75,000 for settlement of related party debt
•	500,000 shares of Series A Preferred Stock valued at $102,500 for consideration of licenses.

Common Stock

The Company is authorized to issue 200,000,000 shares of $.0001par value common stock as of June 30, 2021.

During the six months ended June 30, 2021, the Company issued 10,792,873 shares of common stock valued at $486,612 for conversion of debt.

During the six months ended June 30, 2021, the Company issued 1,000,000 shares of common stock valued at $163,900 for service.

During the six months ended June 30, 2021, the Company cancelled 352,390 shares of common stock related to our officer’ compensation.

As of June 30, 2021, and December 31, 2020, there were 33,022,425 and 20,829,552 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of June 30, 2021 and December 31, 2020, there were 10,000 shares and 762,390 shares of the Company’s common stock issuable, respectively.

10. RELATED PARTY TRANSACTIONS

Notes payable - related party

During the six months ended June 30, 2021, the Company issued 600,000 shares of Series A Preferred Stock valued at $75,000 for settlement of $24,000 notes. As a result, the Company recorded a loss on settlement of debt of $51,000.

During the six months ended June 30, 2021 and 2020, the Company repaid notes payable to a related party of $10,000 and $0 and recognized interest of $1,055 and $1,096, respectively

As of June 30, 2021, and December 31, 2020, the Company recorded notes payable - related party of $43,715 and $77,715 and accrued interest of $4,493 and $3,438, respectively. The note is a4% interest bearing promissory note that the term is 1 year.

Due to related party

During the six months ended June 30, 2021, Dr. Edward E. Jacobs, M.D., our CEO, advanced $1,623 for operating expenses and $1,623 was reimbursed.

Employee agreements

Effective May 31, 2021, the Company entered into an Employment Contract with Charles Townsend to serve as its Chief Operating Officer. The Contract provides for a 12-month term and for payment of an annual salary of $100,000, payable in Restricted Stock Units calculated based on the closing market price of the Company’s shares as of the effective date. Mr. Townsend was also appointed as a director.

Effective May 31, 2021, the Company entered into an Employment Contract with Robert Ellis, to continue his service as the Company’s President. The Contract provides for a 12-month term and for payment of an annual salary of $100,000, payable in Restricted Stock Units calculated based on the closing market price of the Company’s shares each quarter. Mr. Ellis was also appointed as a director.

Effective May 31, 2021, the Company entered into an Employment Contract with Ronald Lambrecht, to continue his service as its Chief Financial Officer. The Contract provides for a 12-month term and for payment of an annual salary of $80,000, payable in Restricted Stock Units calculated based on the closing market price of the Company’s shares each quarter.

11. SUBSEQUENT EVENTS

Effective July 1, 2021, the Company entered into an Employment Agreement with Dr. Edward E. Jacobs, M.D., our Chief Executive Officer and Chairman. The Agreement provides for a one-year term and payment of annual compensation of $100,000, payable in Restricted Stock Units (RSUs) until such time as the Company’s cash-flow permits cash payment. The terms of the RSUs are set out in our 2021 Incentive Plan, which was attached to our Form 8-K filed on June 11, 2021.

The Company initiated a social media outreach campaign a the end of 2Q 2021, and we expect the expenses therefrom to accrue in 3Q and 4Q 2021, and beyond. Additionally, during 3Q 2021 we commenced expanded outreach for our Ambassador Program; we anticipate accruing expenses for samples and other marketing activities relating to this Program during 3Q and 4Q 2021, and beyond.

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

1. OUR BUSINESS

Overview

BioAdaptives investigates, markets and distributes natural plant- and algal-based products that improve health and wellness for humans and animals, with an emphasis on effective pain relief, anti-viral activities and immune defense properties. The Company’s current products include dietary supplements using natural ingredients and proprietary methods of optimizing the availability of nutrients in foods and beverages. The human products are designed to aid memory, cognition and focus; assist in sleep and fatigue reduction; provide anti-inflammatory pain relief and healing; and improve overall emotional and physical wellness. The science behind our human products has proven to be effective for performance enhancement and pain relief for horses and dogs as well as providing improvements in appearance.

Our current product line includes PrimiCell®, PluriPain®, and PrimiLung™ for humans and Canine Regen®, Equine Regen® Plus and Equine All In One™ for dogs and horses. All of these products are sold under licensing and manufacturing agreements. While we continue to investigate and acquire nutraceutical products for humans and animals, all of our current activities are reliant on marketing and distributing products developed and owned by others. We do not own the formulations for our key products and manufacture and market them under an agreement with the developer that requires payment of a royalty and license agreement.

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

We intend to utilize social media and targeted advertising to create awareness and education about our human products’ benefits with an emphasis on their anti-viral and anti-inflammatory pain relief features. These properties relate to strengthening lung resilience, vitality, recovery from stress, and boosting immune defense providing a timely additional science-based method to help consumers manage their own health needs. With these benefits, we are also interested in niche markets, including geriatric populations, e-gamers, and sports/fitness communities. We also are developing affiliate marketing opportunities. The Company intends to create market share in our target demographic by (i) emphasizing the safety and benefits of our proprietary algal based, all natural, anti viral, non-GMO ingredients selected from proven Traditional Chinese Medicine and Ayurvedic herbs blended into balanced science-based formulations, (ii) investigating additional products in response to market demand and testing, and (iii) utilizing our marketing operation to act as its sales and distribution arm to seek additional channels for sales coverage.

With regard to animal products, the Company intends to employ direct sales activities relying on our associations with leading veterinarians and equine competitors. In 2020, the Company formed the Livestock Impact Division under President Bruce Colclasure, a National Cutting Horse Association champion who owns and operates the Flying C Bar Ranch, and is the breeder and trainer of over 80 NCHA champion cutting horses. Mr. Colclasure uses and endorses our EquineRegen®, Equine All In One, and Canine Regen® products while providing valuable feedback and testimonials regarding their beneficial effects.

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

2. LIQUITITY AND CAPITAL RESOURCES:

Liquidity -- Financial Performance - Three Months Ended June 30, 2021 and 2020

We had a net loss of $309,246 for the three-month period ended June 30, 2021, which was $121,189 less than the net loss of $430,435 for the three-month period ended June 30, 2020. The change in our results over the two periods is primarily in a slight revenue increase generated and a considerable decrease in operating and other expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended June 30, 2021 and 2020:

	2021	2020	Changes
Revenue	6,065	3,502	2,563
Cost of Sales	2,713	3,355	(642)
Operation Expenses	74,954	73,379	1,575
Other income (expenses)	(237,644)	(357,203)	119,559
Net Income (loss)	(309,246)	(430,435)	121,189

Revenue

Our revenues have been derived entirely from product sales.

Cost of Sales

Our cost of sales is primarily derived from contract manufacturing expenses and shipping and handling expenses related to customer fulfillment. We also expense marketing expenses, which includes the cost of samples or products provided for promotional purposes and website content development. We have contracted for consulting services relating to a social media outreach campaign, and we expect expenses to accrue for such services in 3Q and 4Q 2021, and beyond.

Operation Expenses

Our general, administrative and professional fees are largely attributable to office, rent, advertising, consultants and transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company as well as stock-based compensation for officers, directors and consultants.

Other Income (Expense)

The Company recorded interest expense of $15,833 and $58,921 for the three months ended June 31, 2021, and 2020.

Net Loss

As a result of our operating expenses the Company reported a net loss of ($309,246) and ($430,434) for the three months ended June 30, 2021 and 2020.

Comprehensive Income (Loss)

The Company reported an unrealized loss on marketable securities of $2,517 and $349 for the three months ended June 30, 2021 and 2020.

Capital Resources - Balance Sheet and Cash Flows

Our balance sheet as of June 30, 2021 reflects current assets of $80,971, including cash in the amount of $69,531 and working capital deficiency in the amount of $1,418,389 as of June 30, 2021. We currently meet cash requirements by infusions of cash from issuance of notes to finance partners. Most of these notes have conversion features that require accounting for derivative liabilities.

Working Capital (Deficiency)	June 30	March 31
	2021	2021	Change
Current Assets	80,971	41,293	39,678
Current Liabilities	1,487,893	1,164,694	(323,199)
Working Capital (Deficiency)	(1,418,389)	(1,123,401)	(294,988)

Cash Flows	Six Months Ended June 30
	2021	2020	Change
Cash provided by (used in) Operating Activities Cash provided in Investing Activities	(90,074)	(62,546)	(27,528)
Cash provided by (used in) Financing Activities	155,000	54,232	100,768
Net Increase (Decrease) In Cash During Period	64,929	(8,314)	73,243

Net cash used by operating activities during the three months ended June 31, 2021 was $29,713, an increase of $9,481 from the $20,232 net cash used in operating activities during the three months ended June 30, 2020.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended June 30, 2021 was $75,000, an increase of $62,418 from the $12,582 net cash provided in financing activities during the three months ended June 30, 2020.

As of June 30, 2021, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

On June 30, 2021, we had $69,531 of cash on-hand and an accumulated deficit of $1,418,389, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2020. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Covid-19 Pandemic Impact and Risk

At this time, it is not possible to fully assess the impact of the COVID-19 pandemic on the Company’s operations and capital requirements. Business activities in 2020 were substantially curtailed: Our key executives were unable to travel, which impacted our financing operations. Consumer demand was generally down in our target markets, even though we offer products that are generally considered to promote health. We delayed much of our marketing activity due to travel, funding and perceived demand issues. We re-launched our marketing efforts during this reporting period, which have been slow to gain traction.

Should the COVID-19 pandemic reignite, the Company may be faced with the same headwinds we say during 2020, which may adversely affect the Company’s ability to (i) retain employees and consultants; (ii) obtain additional financing on terms acceptable to the Company, if at all; (iii) delay regulatory submissions and approvals, if required; (iv) delay, limit or preclude the Company from securing manufacturing sites, partnerships or marketing agreements; (v) delay, limit or preclude the Company from achieving technology or product development goals, milestones, or objectives; and (vi) preclude or delay entry into joint venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to execute on its business plan.

The Company’s priority and commitment is to the health and security of its team members, their families and its partners through this unprecedented pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any equity securities during this reporting period. We received $75,000 from issuance of convertible notes to our finance partner, Power-Up Lending Group, Ltd.; the structure and terms of these obligations is the same as made in previous periods. Certain of these notes will come due during the periods ending August 30 and December 31, 2021, and we anticipate issuance of common shares upon Power-Up’s demand.

The Company entered into Employment Agreements with Charles Townsend, Chief Operating Officer, Ronald Lambert, Chief Financial Officer and Secretary/Treasurer, and Robert W. Ellis, President, during this reporting period. After the end of this reporting period, we entered into an Employment Agreement with Dr. Edward E. Jacobs, MD, our Chief Executive Officer and Chairman. All of these contracts are similar in terms and provisions and require payment by issuance of Restricted Stock Units (RSUs) under the terms of our 2021 Incentive Plan.

The number of RSUs issued to our key executives is based on the market price of the Company’s shares at the close of specific periods, so that the number of shares to be issued is variable. These RSUs have vesting schedules that do not require the issuance of shares until the earlier of one year or a Change of Control event.

Item 3. Defaults Upon Senior Securities

The Company has arranged extension and forbearance agreements with the holders of the 12% Debentures, which were issued in 2018 and due at various times in 2020. Our agreement calls for the extension of these obligations on the same terms until December 31, 2021, in exchange for current interest payments and delivery of 280,000 shares of its common stock (total). We anticipate issuance of these shares during 3Q 2020.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

We entered into an Employment Agreement with Dr. Edward E. Jacobs, M.D., our Chief Executive Officer and Chairman, effective July 1, 2021. The Agreement provides for a one-year term and payment of annual compensation of $100,000, payable in Restricted Stock Units (RSUs) until such time as the Company’s cash-flow permits cash payment. The terms of the RSUs are set out in our 2021 Incentive Plan, which was attached to our Form 8-K filed on June 11, 2021.

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

BioAdaptives Inc. (Registrant)

Dated: August 11, 2021	By:	/s/ Dr. Edward E. Jacobs, M.D.
Dr. Edward E. Jacobs, M.D.
Chief Executive Officer

/s/ Robert Ellis
Robert Ellis
Chief Financial Officer

