Form 10-Q
period 2021-09-30
BIOADAPTIVES, INC.
filed 2021-11-10
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

38,778,679 common shares issued and outstanding as of  November 5th. , 2021.

Form 10-Q

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020

ASSETS
Current Assets:
Cash	$66,339	$4,587
Prepaid expense	1,000	-
Marketable securities	338	444
Inventory	9,601	13,815
Total Current Assets	77,278	18,846

License, net	101,417	-
TOTAL ASSETS	$178,695	$18,846

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	190,518	87,561
Derivative liabilities	720,531	827,119
Current portion of convertible notes - net of discount of $43,783 and $4,764	446,217	405,236
Note payable - related party	33,715	77,715
Total Current Liabilities	1,390,981	1,397,631

Total Liabilities	1,390,981	1,397,631

Stockholders' Deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized;);
Series A Preferred Stock 4,000,000 shares designated; 1,600,000 and 0 issued and outstanding, respectively	160	-
Common stock ($.0001 par value, 200,000,000 shares authorized; 35,800,045 and 21,591,942 shares issued and outstanding, and 10,000 and 762,390 issuable, respectively)	3,580	2,159
Additional paid-in capital	5,225,800	4,225,217
Accumulated deficit	(6,441,826)	(5,606,161)
Total Stockholders' Deficit	(1,212,286)	(1,378,785)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$178,695	$18,846

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$5,342	$4,439	$15,925	$12,596
Cost of revenue	2,227	3,388	6,962	8,105
Gross Profit	3,115	1,051	8,963	4,491

Operating Expenses
General and administrative	110,456	13,362	152,776	61,288
Professional fees	20,929	12,349	58,551	40,060
Stock based compensation	-	-	163,900	139,643
Amortization of license	44,583	-	92,083	-
Total Operating Expenses	175,968	25,711	467,310	240,991

Other Income (Expense)
Unrealized gain (loss) on marketable securities	(423)	328	(106)	(381)
Interest expense	(64,543)	(66,213)	(141,792)	(178,717)
Change in fair value of derivative liabilities	203,303	77,082	(184,420)	(266,222)
Loss on settlement of debt	-	-	(51,000)	-
Total Other Income (Expense)	138,337	11,197	(377,318)	(445,320)

Loss before income taxes	(34,516)	(13,463)	(835,665)	(681,820)

Net Loss	$(34,516)	$(13,463)	$(835,665)	$(681,820)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.03)	$(0.03)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	33,818,539	20,794,026	31,687,123	20,289,158

The accompanying notes are an integral part of these unaudited consolidated financial statements

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Nine months ended September 30, 2021

					Additional
	Series A Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2020	-	$-	21,591,942	$2,159	$4,225,217	$(5,606,161)	$(1,378,785)

Series A preferred stock issued for settlement of debt - related party	600,000	60	-	-	74,940	-	75,000
Series A preferred stock issued for license fee	500,000	50	-	-	102,450	-	102,500
Common stock issued for conversion of debt	-	-	10,792,873	1,079	485,533	-	486,612
Common stock issued for service	-	-	1,000,000	100	163,800	-	163,900
Cancellation of common stock - officers	-	-	(352,390)	(35)	35	-	-
Net loss for the period	-	-	-	-	-	(491,903)	(491,903)
Balance, March 31, 2021	1,100,000	$110	33,032,425	$3,303	$5,051,975	$(6,098,064)	$(1,042,676)

Net loss for the period	-	-	-	-	-	(309,246)	(309,246)
Balance, June 30, 2021	1,100,000	$110	33,032,425	$3,303	$5,051,975	$(6,407,310)	$(1,351,922)

Series A preferred stock issued for license fee	500,000	50	-	-	90,950	-	91,000
Common stock issued for conversion of debt	-	-	2,767,620	277	82,875	-	83,152
Net loss for the period	-	-	-	-	-	(34,516)	(34,516)
Balance, September 30, 2021	1,600,000	$160	35,800,045	$3,580	$5,225,800	$(6,441,826)	$(1,212,286)

For the Nine months ended September 30, 2020

					Additional
	Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2019	-	$-	18,938,769	$1,894	$3,917,147	$(4,758,917)	$(839,876)

Common stock issued for service	-	-	400,000	40	47,075	-	47,115
Common stock issued for service - related party	-	-	272,914	27	35,973	-	36,000
Stock based compensation	-	-	-	-	10,264	-	10,264
Net loss for the period	-	-	-	-	-	(237,922)	(237,922)

Balance, March 31, 2020	-	$-	19,611,683	$1,961	$4,010,459	$(4,996,839)	$(984,419)

Common stock issued for conversion of debt	-	-	284,900	28	44,352	-	44,380
Common stock issued for service - related party	-	-	285,779	29	35,971	-	36,000
Stock based compensation	-	-	-	-	10,264	-	10,264
Net loss for the period	-	-	-	-	-	(430,435)	(430,435)

Balance, June 30, 2020	-	$-	20,182,362	$2,018	$4,101,046	$(5,427,274)	$(1,324,210)

Common stock issued for conversion of debt	-	-	724,492	73	84,499	-	84,572
Net loss for the period	-	-	-	-	-	(13,463)	(13,463)

Balance, September 30, 2020	-	$-	20,906,854	$2,091	$4,185,545	$(5,440,737)	$(1,253,101)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Unaudited)

	Nine months ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(835,665)	$(681,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	163,900	47,115
Stock-based compensation - related party	-	92,528
Change in fair value of derivative liabilities	184,420	266,222
Amortization of license	92,083	-
Amortization of debt discount	98,481	140,937
Loss on settlement of debt	51,000	-
Unrealized loss on investments in marketable securities	106	381
Changes in operating assets and liabilities:
Inventory	4,214	(6,042)
Prepaid expense and other current assets	(1,000)	-
Accounts payable and accrued liabilities	119,213	43,652
Net Cash Used in Operating Activities	(123,248)	(97,027)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes payable	-	9,800
Repayments of notes payable	-	(18,352)
Proceed from related party	1,623	-
Repayment to related party	(1,623)	-
Proceeds from notes payable - related party	-	27,715
Repayment of notes payable - related party	(20,000)	-
Proceeds from convertible notes	205,000	80,000
Net Cash Provided by Financing Activities	185,000	99,163

Net change in cash	61,752	2,136
Cash at beginning of period	4,587	12,313
Cash at end of period	$66,339	$14,449

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$16,424	$1,079

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability recognized as debt discount	$120,000	$-
Issuance of common stock for conversion of debt	$569,764	$128,952
Issuance Series A preferred stock for license fee	$193,500	$-
Issuance Series A preferred stock for settlement of debt - related party	$60	$-
Cancellation of common stock	$35	$-

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

Our current product line includes PrimiCell®, PluriPain® and PrimiLung™ for humans, and Canine Regen® and Equine Regen® for dogs and horses, along with Equine All-in-One® and a related Booster. The All-in-One products combine minerals, vitamins, amino acids and other botanicals along with the Regen® compounds and have demonstrated improved performance and appearance in competition and show animals. All of these products are sold under licensing and manufacturing agreements with third parties. While we continue to investigate our own nutraceutical products for humans and animals, most of our current activities are reliant on marketing and distributing products developed and owned by others.

The Company’s corporate office is located at 2620 Regatta Drive, Suite 102, Las Vegas, NV 89128, and it maintains fulfillment facilities at 4385 Cameron Street, Suite B, Las Vegas, NV 89103.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position on September 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained.

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

The following table summarizes fair value measurements by level on September 30, 2021, and December 31, 2020, measured at fair value on a recurring basis:

Fair Value Measurements as of September 30, 2021, Using:

	Total Carrying Value as of September 30,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$338	$338	$-	$-

Liabilities
Derivative liabilities	$720,531	$-	$-	$720,531

Fair Value Measurements as of December 31, 2020, Using:

	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$444	$444	$-	$-

Liabilities
Derivative liabilities	$827,119	-	-	827,119

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $6,441,826 as of September 30, 2021. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. MARKETABLE SECURITIES

Equity securities on September 30, 2021, and December 31, 2020, were comprised of 105,736 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $338 and $444, respectively.

5. LICENSE FEE

During the nine months ended September 30, 2021, the Company entered into three license and royalty agreements for human and animal nutraceutical products, which is currently markets. These agreements are for a period of one year and the Company issued 1,000,000 shares of Series A preferred stock valued at $193,500 in consideration of these licenses. The Company has capitalized the costs associated with licenses.

During the nine months ended September 30, 2021, the Company recognized $92,083 in amortization expenses of license fees, and recorded asset value of the licenses of $101,417 as of September 30, 2021.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities on September 30, 2021, and December 31, 2020, consists of the following.

	September 30,	December 31,
	2021	2020
Accounts payable	$990	$5,374
Credit card	-	7,759
Accrued salary	118,333	-
Accrued interest	60,214	49,583
Accrued liabilities	10,981	24,845
	$190,518	$87,561

7. CONVERTIBLE NOTES

Convertible notes on September 30, 2021, and December 31, 2020, consists of the following:

	September 30,	December 31,
	2021	2020
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - issued fiscal year 2019	-	13,000
Convertible Notes - issued fiscal year 2020	-	86,000
Convertible Notes - issued fiscal year 2021	179,000	-
Total convertible notes payable	490,000	410,000

Less: Unamortized debt discount	(43,783)	(4,764)
Total convertible notes	446,217	405,236

Less: current portion of convertible notes	446,217	405,236
Long-term convertible notes	$-	$-

For the nine months ended September 30, 2021, and 2020, the interest expense on convertible notes was $41,847 and $34,852, respectively. As of September 30, 2021, and December 31, 2020, the accrued interest was $55,312 and $46,145, respectively.

The Company recognized amortization expense related to the debt discount of $98,481 and $140,937 for the nine months ended September 30, 2021, and 2020, respectively, which is included in interest expense in the statements of operation.

Conversion

During the nine months ended September 30, 2021, the Company converted notes with principal amounts of $142,500 and accrued interest of $16,256 into 13,560,493 shares of common stock. The corresponding derivative liability at the date of conversion of $411,008 was credited to additional paid in capital.

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

Convertible Notes - Issued during the year ended December 31, 2021

During the nine months ended September 30, 2021, the Company issued a total principal amount of $222,500 in convertible note for cash proceeds of $205,000. The terms of convertible note are summarized as follows:

•	Term one year;

•	Annual interest rates 10%;

•	Convertible at 180 days from issuance

•	Conversion prices are based on 39% discount to the lowest trading price during the 20-trading day period ending on the latest complete training day prior to the conversion date.

The Company valued the conversion feature using the Black-Scholes pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the nine months ended September 30, 2021 amounted to $263,392, and $120,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $143,392 was recognized as a “day 1” derivative loss.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the nine months ended September 30, 2021, and year ended December 31, 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine Months Ended	Year ended
	September 30,	December 31,
	2021	2020
Expected term	0.02- 0.51 years	0.01- 0.51 years
Expected average volatility	128% - 315%	117% - 317%
Expected dividend yield	-	-
Risk-free interest rate	0.03% - 0.07%	0.05% - 0.19%

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2021.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2020	$827,119

Addition of new derivatives recognized as debt discounts	120,000
Addition of new derivatives recognized as loss on derivatives	143,392
Settled on issuance of common stock	(411,008)
Loss on change in fair value of the derivative	41,028
Balance - September 30, 2021	$720,531

The aggregate loss on derivatives during the nine months ended September 30, 2021, and 2020 was as follows.

	Nine Months Ended
	September 30,
	2021	2020
Day one loss due to derivative liabilities on convertible notes	$143,392	$132,593
Loss on change in fair value of the derivative liabilities	41,028	133,629
	$184,420	$266,222

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

During the nine months ended September 30, 2021, the Company issued 1,600,000 shares of series A preferred Stock as follows;

•	600,000 shares of Series A Preferred Stock valued at $75,000 for settlement of related party debt
•	1,000,000 shares of Series A Preferred Stock valued at $193,500 for consideration of licenses.

Common Stock

The Company is authorized to issue 200,000,000 shares of $.0001 par value common stock as of September 30, 2021.

During the nine months ended September 30, 2021, the Company issued 13,560,493 shares of common stock valued at $569,764 for conversion of debt.

During the nine months ended September 30, 2021, the Company issued 1,000,000 shares of common stock valued at $163,900 for service.

During the nine months ended September 30, 2021, the Company cancelled 352,390 shares of common stock related to our officer’s compensation.

As of September 30, 2021, and December 31, 2020, there were 35,790,045 and 20,829,552 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of September 30, 2021, and December 31, 2020, there were 10,000 shares and 762,390 shares of the Company’s common stock issuable, respectively.

10. RELATED PARTY TRANSACTIONS

Notes payable - related party

During the nine months ended September 30, 2021, the Company issued 600,000 shares of Series A Preferred Stock valued at $75,000 for settlement of $24,000 notes. As a result, the Company recorded a loss on settlement of debt of $51,000.

During the nine months ended September 30, 2021, and 2020, the Company repaid notes payable to a related party of $20,000 and $0 and recognized interest of $1,464 and $1,850, respectively

As of September 30, 2021, and December 31, 2020, the Company recorded notes payable - related party of $33,715 and $77,715 and accrued interest of $4,902 and $3,438, respectively. The note is a 4% interest bearing promissory note that the term is 1 year.

Due to related party

During the nine months ended September 30, 2021, Dr. Edward E. Jacobs, M.D., our CEO, advanced $1,623 for operating expenses and $1,623 was reimbursed.

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

Effective July 1, 2021, the Company entered into an Employment Contract with Dr. Edward E. Jacobs, M.D., our CEO. The Contract provides for a 12-month term and for payment of an annual salary of $100,000, payable in Restricted Stock Units calculated based on the closing market price of the Company’s shares each quarter.

During the nine months ended September 30, 2021, the Company accrued salary of $118,333.

11. SUBSEQUENT EVENTS

We have commenced marketing our PrimiLive® and PrimiSleep™ formulations, which are, respectively, botanical, all-natural nootropic and sleep aid compounds. We are also continuing our efforts in the Gadolinium – metal toxicity and Pain Relief area.

We have issued a total of 5,756,251 shares of common stock to Power-Up during the period from June 30, 2021, through the date of this report, of which 2,988,634 shares were issued subsequent to September 30, 2021.

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

Our current product line includes PrimiCell®, PluriPain®, PrimiLung™, PrimiLive® and PrimiSleep™ for humans and Canine Regen® and Equine Regen® for dogs and horses.  We also market an Equine All-in-One® formulation evolved from Equine Regen® to trainers, horse owners and boarding stables.  All of these products are sold under licensing and manufacturing agreements. The PrimiLive® and PrimiSleep™ licenses were acquired during this reporting period, effective July 30, 2021, and we have just begun a marketing campaign for these products.  While we continue to investigate and acquire nutraceutical products for humans and animals, all of our current activities are reliant on marketing and distributing products developed and owned by others. We do not own the formulations for our key products and manufacture and market them under an agreement with the developer that requires payment of a royalty and license agreement.

We are reliant on direct and indirect sales of the Primi and Pluri lines for humans and the Regen and All-in-One animal products for revenues, neither of which have produced any significant revenue yet.  We are a new company and thus have very limited experience in order to develop reliable sales expectations and forecasting.

Market and Marketing

We market our science-based, quality nutraceuticals to a broad base of the population in the U.S., and are exploring marketing prospects in Asia, Australasia, the Middle East, and Europe. The Company’s current target markets also include equine and canine companion animals and equine competitors in the U.S., Australasia and the Middle East.

During June 2021, we commenced use of social media professionals and existing connections to create awareness about our human products’ benefits.  We also are developing affiliate marketing opportunities.  We intend to create market share in our target demographic by (i) emphasizing the benefits of our proprietary algal-based, all-natural, stimulant-free, non-GMO ingredients that combine with proven Traditional Chinese Medicine and Ayurvedic botanicals into science-based formulations, (ii) investigating additional products in response to market demand and testing, and (iii) utilizing our marketing operation to act as its sales and distribution arm to seek additional channels for sales coverage.

Our efforts have not shown significant results to date, and we are refining our processes to reflect the early feedback from our efforts.  As previously noted, the Company previously operated numerous social media accounts on multiple platforms.  Our consultants report significant efforts in consolidating existing accounts with new accounts and creating compliant postings and copy to encourage consumer engagement, but revenues have not responded. We intend to employ additional consultants, and are still considering use of influencers, and other “guerrilla” marketing activities.

As noted above, we entered into licensing agreements for the PrimiLive® and PrimiSleep™ products on July 31, 2021.  While these products are all-natural botanical formulations, they represent a departure from our existing product lines because they are targeted to specific markets:  PrimiLive® is a nootropic, intended to improve concentration and mental acuity; our initial marketing efforts are oriented toward e-gamers.  PrimiSleep™ is intended for use as an aid to relaxation, with an emphasis on improving the quality of sleep.  We believe these products can be used in a complementary manner, to maintain on-task endurance and then to unwind and recover from such activities.  Obviously the market for these products is undetermined, and we will provide more information about our marketing initiatives as they are developed.

With regard to animal products, in 2020, the Company formed the Livestock Impact Division, which markets supplement feeds for equine and companion animals.  The President of the Division is Bruce Colclasure, a National Cutting Horse Association champion who owns and operates the Flying C Bar Ranch and is the breeder and trainer of over 80 NCHA champion cutting horses.  Mr. Colclasure uses and endorses our Equine All-in-One®, EquineRegen® and EquineRegen® Plus products and provides valuable feedback and testimonials regarding its function.

We have expanded our social media footprint  with respect to our products.  We have retained an equine photographer and influencer who is using social media postings of rodeo event and “before and after” animal photos to promote our products.  Additionally, we have commenced a marketing affiliate outreach program, directly contacting the principals of horse clubs and associations, offering discounts, samples and other inducements, seeking to develop “product champion” and “maven” relationships.  We have contacted principals in organizations with thousands of members and many more thousands of horses.  We have distributed samples and marketing materials to approximately 40 principals and influencers in regional and breed-specific equine associations and anticipate feedback from these marketing initiatives in the fourth quarter. Our expectation is that use of the samples by these principals will demonstrate improvements in appearance and performance and that they will, in turn, recommend the product to their members.  We have delayed contracting for print and on-line ads with certain of these organizations, as well as traditional magazine and other print placements, pending the results of our sample program. We have also been working with doctors and researchers on our Pluripain® product in particular in relation to Gadolinium toxicity.

The Company believes that the population growth in the seasoned and geriatric demographic cohort presents a unique opportunity. The World Health Organization has stated that the 60 years and over population segment will more than double from 11% to over 22% between 2000 and 2050, with the absolute number of people aged 60 and over expected to increase to 2 billion within the same period. The Company also recognizes the rising buying power and interests of the Millennials in wellness products and their choice of communication medium being social media and internet. It intends to establish a major focus to capture the anticipated growth in this sector.  We believe that our social media promotion program will eventually gain traction and generate revenues, and are actively seeking a workable, efficient formula to grow consumer engagement and product sales.

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

Manufacturing

All of the Company’s products are considered dietary supplements or supplement feeds, and we carefully avoid making health, drug or disease cure claims that could trigger regulatory compliance issues and affect our ability to market BioAdaptives products. Our active ingredients are all plant- or algal-based and sourced worldwide from reputable suppliers who employ stringent compliance and sustainable agriculture practices or strict compliance facilities.

We contract with manufacturers that utilize C-Gmp facilities to assemble and package our products, all of which is subject to our inspection and approval. Fulfillment of retail internet and direct-to-reseller orders are conducted from our warehouse facilities. BioAdaptives actively investigates new products, techniques and novel applications of existing products or technology in our research. The Company’s research work has centered on investigations of all-natural supplement formulations that activate primitive cells, including stem cells and their derivatives, and natural ingredients that encourage stem cell proliferation.

2.  LIQUITITY AND CAPITAL RESOURCES:

Liquidity -- Financial Performance – Three Months Ended September 30, 2021 and 2020

We had a net loss of $34,516 for the three-month period ended September 30, 2021, which was $21,053 more than the net loss of $13,463 for the three-month period ended September 30, 2020. The change in our results over the two periods is primarily due to an increase in operating and other expenses and a positive adjustment to the value of our derivative liabilities.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended September 30, 2021 and 2020:

	2021	2020	Changes
Revenue	5,342	4,439	903
Cost of Sales	2,227	3,388	(1161)
Operation Expenses	175,968	25,711	(150,257)
Other income (expenses)	(138,337)	(11,197)	(127,140)
Net Income (loss)	(34,516)	(13,463)	(21,053)

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

Other Income (Expense)

The Company recorded interest expense of $64,543 and $66,213 for the three months ended September 30, 2021, and 2020.

Net Loss

As a result of our operating expenses the Company reported a net loss of ($34,516) and ($13,463) for the three months ended September 30, 2021 and 2020.

Comprehensive Income (Loss)

The Company reported an unrealized loss on marketable securities of $423 and a gain of $328 for the three months ended September 30, 2021 and 2020.

Capital Resources – Balance Sheet and Cash Flows

Our balance sheet as of September 30, 2021 reflects current assets of $77,278, including cash in the amount of $66,339.  We currently meet cash requirements by infusions of cash from issuance of notes to finance partners. Most of these notes have conversion features that require accounting for derivative liabilities.

Working Capital (Deficiency)

	September 30 2021	September 30 2020	Change
Current Assets	77,278	32,010	45,268
Current Liabilities	1,390,981	1,285,111	(105,870)
Working Capital (Deficiency)	(1,313,703)	(1,253,101)	(60,602)

Cash Flows

	Nine Months Ended September30
	2021	2020	Change
Cash provided by (used in) Operating Activities Cash provided in Investing Activities	(123,248)	(97,027)	(26,221)
Cash provided by (used in) Financing Activities	185,000	99,163	85,837
Net Increase (Decrease) In Cash During Period	61,752	2,136	59,616

As of September 30, 2021, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

On September 30, 2021, we had $66,339 cash on-hand and an accumulated deficit of $1,313,703.  As noted throughout this report and our financial statements and notes thereto, our independent auditors expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2020, and we expect a similar qualification for the period ended December 31, 2021. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Covid-19 Pandemic Impact and Risk

At this time, it is not possible to fully assess the impact of the COVID-19 pandemic on the Company’s operations and capital requirements. Business activities in 2020 and so far in 2021 have been substantially curtailed:  Our key executives, all of whom are in high-risk categories, were subjected to travel restrictions, which impacted our financing operations.  Consumer demand was generally down in our target markets, even though we offer products that are generally considered to promote health.  We delayed much of our marketing activity due to travel, funding and perceived demand issues. We re-launched our marketing efforts during the previous reporting period, and they have been slow to gain traction; we cannot determine whether that is due to the pandemic or failures in these efforts.

Should the COVID-19 pandemic reignite, the Company may be faced with the same headwinds we faced during 2020, which may adversely affect the Company’s ability to (i) retain employees and consultants; (ii) obtain additional financing on terms acceptable to the Company, if at all; (iii) delay regulatory submissions and approvals, if required; (iv) delay, limit or preclude the Company from securing manufacturing sites, partnerships or marketing agreements; (v) delay, limit or preclude the Company from achieving technology or product development goals, milestones, or objectives; and (vi) preclude or delay entry into joint venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to execute on its business plan.

 The Company’s priority and commitment is to the health and security of its team members, their families and its partners through this unprecedented pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued 5,756,251 shares of common stock to our finance partner, Power-Up Lending Group, Ltd. during the period from July 1, 2021, to and including the date of filing this report.  These shares were issued pursuant to existing, previously disclosed financing agreements, on Power-Up’s demand for conversion.  We do anticipate additional demands for conversion during the period ended December 31, 2021; because these conversions are effected at prices based on the market price for the Company’s securities, we cannot estimate with any reasonable certainty how many additional shares will be issued.  The Company also issued 500,000 of Series A Preferred Stock for licenses to two new nutraceutical formulations, PrimiLive® and PrimiSleep™ effective July 31, 2021.   These preferred shares contain limited voting, conversion, and other rights, as previously disclosed.

Item 3. Defaults Upon Senior Securities

The Company has arranged extension and forbearance agreements with the holders of the 12% Debentures, which were issued in 2018 and due at various times in 2020.  Our agreement calls for the extension of these obligations on the same terms until December 31, 2021, in exchange for current interest payments and delivery of 280,000 shares of its common stock (total).  We anticipate issuance of these shares during 4Q 2021

Item 4. Mine Safety Disclosures

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

BioAdaptives Inc.
(Registrant)

Dated: November 10, 2021	/s/ Dr. Edward E. Jacobs, M.D.
Dr. Edward E. Jacobs, M.D.
Chief Executive Officer

/s/ Robert W. Ellis
Robert W. Ellis
Chief Financial Officer

