Form 10-K
period 2021-12-31
BIOADAPTIVES, INC.
filed 2022-03-31
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

(Mark one)

☒              Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year endedDecember 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates as of December 31, 2021 was approximately $389,416 based upon 38,941,680 shares issued and outstanding.

As of December 31,2021, there were 50,809,780 shares of common stock issued and outstanding. As of March 20, 2022, we had 55,729,889 shares of our Common Stock issued and outstanding.

BioAdaptives, Inc.

Form 10-K for the Year Ended December 31, 2022

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

PART I

Item 1 - Business

The Company’s History

BioAdaptives, Inc., ("BioAdaptives," the "Company," "we" or "us") was incorporated in the State of Delaware on April 19, 2013, as APEX 8 Inc. From inception through October 21, 2013, the Company was in the developmental stage and conducted virtually no business operations, other than organizational activities and preparation of a registration statement on Form 10-12g (the "Registration Statement"), which was filed with the U.S. Securities and Exchange Commission on May 3, 2013.  On June 11, 2013, the SEC staff informed the Company that it had no further comments

On January 10, 2014, the SEC notified the Company that the registration statement was effective and on July 9, 2014, the Company’s shares commenced trading in the Over-the-Counter market under the trading symbol BDPT.

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

On September 11, 2019, the Company appointed Robert Ellis as President and Ron Lambrecht as Chief Financial Officer.  Dr. Jacobs remained as Chief Executive Officer.

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

Effective May 31, 2021, Dr. Jacobs appointed Robert Ellis and Charles Townsend as directors of the Company and to serve as President and Chief Operating Officer respectively.  Dr. Jacobs also appointed Ronald Lambrecht as the Company’s Chief Financial Officer.  Effective December 31, 2021, Mr. Lambrecht resigned.

On January 26, 2022, the Board of Directors exercised its authority under the Delaware General Corporations Law to establish its Series B Preferred Stock.  The Series B has enhanced voting and conversion privileges and can be used by the Company to acquire ownership of intellectual property rights and other assets.  On this same day, the Board of Directors authorized an increase in the Company’s authorized common stock from 200,000,000 to 750,000,000; this increase received the consent of the holders of a majority of the Company’s common shares.

The Company’s Business

Overview

BioAdaptives’ core business is to investigate, market and distribute natural plant- and algal-based products and medical devices that improve health and wellness for humans and animals, with an emphasis on pain relief, anti-viral function, and anti-aging properties.

Effective November 15, 2021, the Company entered into a marketing agreement for an FDA-cleared Class II medical device, the Lung Flute™.  The Company is also exploring agreements with other medical device manufacturers; the owners of intellectual property relating to medical devices and processes; and marketing companies associated with these manufacturers and owners.

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

Our current product line for humans includes PrimiCell®, PluriPain®, PrimiLungs™, PrimiLive® and PrimiSleep™.  We also market the Lung Flute™ and PrimiLungs™ product in our Lung Armor™ packaging, emphasizing the anti-viral properties of the nutraceutical and general respiratory health benefits from use of the device.  PrimiLive® is a nootropic formulation that enhances mental clarity and endurance; PrimiSleep™ is a natural soporific that aids relaxation and sleep quality.  We acquired the licenses for these products during 2021, and have commence marketing activities for these products.

Our animal products include Canine Regen® and Equine Regen® for dogs and horses, along with versions of the base formulations, including an Equine All-in-One® formulation evolved from Equine Regen® to trainers, horse owners and boarding stables.  Anecdotal and testimonial reports are that the equine products provide significant relief from exercise induced pulmonary hemorrhaging, as well as improved coat and mane appearance and hoof health.

Effective February 2, 2022, the Company acquired the exclusive option to purchase U.S. Patent No. 9,783,432B (the “Patent”), covering technology used in enhancing the capability of water to hold significantly larger amounts of oxygen. The Agreement also allows the Company a two-year license to use the technology covered by the Patent, including for further development of oxygenated water products for consumers.  The Agreement is more fully discussed in the Company’s Form 8-K filed on February 6, 2022.  The Company intends to develop consumer products using the oxygenation technology, and has formed a wholly-owned subsidiary, MORO2, Inc. to conduct these activities.

While we continue to investigate and acquire nutraceutical products for humans and animals, all of our current activities are reliant on marketing and distributing products developed and owned by others. We do not own the formulations for our key products and manufacture and market them under an agreement with the developer that requires payment of a royalty and license agreement

We are reliant on direct and indirect sales of the Primi and Pluri lines for humans and the Regen and All-in-One animal products for revenues, along with Lung Armor™, none of which has produced any significant revenue yet.  We have very limited experience in marketing and have yet to develop reliable sales expectations and forecasting.

Market and Marketing

We market our science-based, quality nutraceuticals to a broad base of the population in the U.S., and are exploring marketing prospects in Asia, Australasia, the Middle East, and Europe. The Company’s current target markets also include equine and canine companion animals and equine competitors in the U.S., Australasia and the Middle East.

During June 2021, we commenced use of social media professionals and existing connections to create awareness about our human products’ benefits.  The initial results were not satisfactory and a recast, animal product-specific program that followed later in 2021, similarly failed.  We are developing affiliate marketing opportunities and recognized that a broader campaign using traditional advertising along with social media and more contemporary marketing tools is necessary.

We are pursuing scientific surveys and other testing to demonstrate the usefulness of our products.  While we do not anticipate developing testing protocols suitable for FDA approvals, we expect anecdotal and testimonial reports that will be useful in our marketing efforts.  The Company is currently participating in a survey involving the use of PluriPain® by patients suffering from Gadolinium Deposition Disease (“GDD”).  The survey, conducted in collaboration with a research team affiliated with Stanford University, has produced early promising results with 60% of a small subject population reporting significant relief.  We have undertaken preliminary steps toward developing a survey/research protocol for use of the Lung Flute™ by long-term tobacco smokers and persons regularly exposed to second-hand tobacco smoke.  We expect to continue these explorations in 2Q and 3Q 2022.

Our products have not changed, except for refinements and improvements, and we will continue to emphasize the unique qualities, use and function of our nutraceuticals.  We intend to create market share in our target demographic by (i) emphasizing the benefits of our proprietary algal-based, all-natural, stimulant-free, non-GMO ingredients that combine with proven Traditional Chinese Medicine and Ayurvedic botanicals into science-based formulations, (ii) investigating additional products in response to market demand and testing, and (iii) utilizing our marketing operation to act as its sales and distribution arm to seek additional channels for sales coverage.

As noted above, we entered into licensing agreements for the PrimiLive® and PrimiSleep™ products during 2021.  While these products are all-natural botanical formulations, as our other nutraceutical products, they represent a departure from our existing product lines because they are targeted to specific markets:  PrimiLive® is a nootropic, intended to improve concentration and mental acuity; our initial marketing efforts are oriented toward e-gamers.  PrimiSleep™ is intended for use as an aid to relaxation, with an emphasis on improving the quality of sleep.  We believe these products can be used in a complementary manner, to maintain on-task endurance and then to unwind and recover from such activities.

The Lung Flute™, especially when used with PrimiLungs™, shows great promise.  The device is an FDA-cleared Class II medical device that employs user-generated acoustic waves to loosen lung secretions for expulsion.  In short, the device helps users clear their lungs.  In conjunction with the anti-viral function of PrimiLungs™, the Lung Armor™ package presents great opportunities in view of current fears of an endemic viral environment.

In addition, we are investigating the use of a formulation of PluriPain® targeted toward the symptoms of pre-menstrual syndrome and menstrual pain.  Anecdotal and testimonial reports have long noted that users obtain relief from these symptoms with use of the PluriPain® product, and we have made adjustments and additions to the formulation to target these symptoms.  Early reports regarding “PluriPain-PMS” are promising, and we expect marketing efforts to emphasize the usefulness of the new product.

The Company believes that products using our oxygenated water technology will be useful and commercially viable.  Water products manufactured using the technology demonstrate dissolved O2 levels approaching above 80mg/L that persist over an extended period, which greatly exceeds levels and persistence in other commercial products.  Users of oxygenated water produced with our technology report enhanced physical endurance, stamina and performance. We are currently arranging a Pilot Run of an ingestible oxygenated water product and are exploring usage in topical and other applications.

With regard to animal products, in 2020, the Company formed the Livestock Impact Division. The President of the Division is Bruce Colclasure, a National Cutting Horse Association champion who owns and operates the Flying C Bar Ranch, and is the breeder and trainer of over 80 NCHA champion cutting horses.  Mr. Colclasure uses and endorses our Equine All-in-One®, EquineRegen® and EquineRegen® Plus products and provides valuable feedback and testimonials regarding its function.  In addition, a high-performance formulation of our All-in-One product is used by quarter horse trainers at facilities in Oklahoma and New Mexico, with exceptional results.  We expect to use these results in our marketing efforts in 2022 and to expand our outreach program for performance horse trainers.

In light of the failures of our social media campaigns, in 2021, we commenced a marketing affiliate outreach program, directly contacting the principals of horse clubs and associations, offering discounts, samples and other inducements, seeking to develop “product champion” and “maven” relationships.  We have contacted principals in organizations with thousands of members and many more thousands of horses.  We have distributed samples and marketing materials to approximately 40 principals and influencers in regional and breed-specific equine associations and anticipate feedback from these marketing initiatives in the fourth quarter. Our expectation is that use of the samples by these principals will demonstrate improvements in appearance and performance and that they will, in turn, recommend the product to their members.  We delayed contracting for print and on-line ads with certain of these organizations, as well as traditional magazine and other print placements, pending the results of our sample program, which we expected to learn in 1Q and 2Q 2022.  We have, effective March 3, 2022, arranged for a print ad campaign, which will begin in one publication during April 2022, and expand later in 2022.

The Company believes that the population growth in the seasoned and geriatric demographic cohort presents a unique opportunity. The World Health Organization has stated that the 60 years and over population segment will more than double from 11% to over 22% between 2000 and 2050, with the absolute number of people aged 60 and over expected to increase to 2 billion within the same period. The Company also recognizes the rising buying power and interests of the Millennials in wellness products and their choice of communication medium being social media and internet. It intends to establish a major focus to capture the anticipated growth in this sector.  We believe that our social media promotion program will eventually gain traction and generate revenues. We are actively seeking a workable, efficient formula to grow consumer engagement and product sales.

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

Manufacturing

All of the Company’s nutraceutical products are considered dietary supplements or natural foods, and we carefully avoid making health, drug or disease cure claims that could trigger regulatory compliance issues and affect our ability to market BioAdaptives products. Our active ingredients are all plant- or algal-based and sourced worldwide from reputable suppliers who employ stringent compliance and sustainable agriculture practices or operate NSF-certified (or equivalent) facilities.

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

With regard to medical devices, we purchase the LungFlute™ from a company affiliated with the patent holder; it too is manufactured in NSF-certified/GMP-compliant facilities.  We do not expect to develop any direct capability to manufacture medical devices for numerous reasons, including a lack of capital and the fact that amortized cost of such facilities, if we were to construct or acquire them, is generally far higher compared to the cost of purchase of a finished product.

We are exploring the means to bring one or more oxygenated water products to market.  Our technology has been employed in large scale plants to produce bottled water, so we know that process is viable and the machinery functional. The costs of using our technology is modest – pennies per bottle – but we recognize there are numerous better-capitalized manufacturers, many of whom also have excellent branding.  We are currently arranging a Pilot Run of our oxygenated water product and intend to roll-out a marketing program based on user testimonials.  We will also consider licensing opportunities with competitors or other manufacturers.

As noted above, it is our intention to operate primarily as a marketing company, developing consumer markets for nutraceutical products and medical devices that we license or market for others.

Employees

The Company currently has 3 full-time executive employees and 4 part-time employees.  We retain hourly labor on an as-needed basis and professional consultants to operate our business.

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

During the period ended December 31, 2021, our revenues did not cover our expenses so that we were reliant on outside funding to continue operations.  Our products are very good and for a variety of reasons, including because we outsource our manufacturing, we are sufficiently nimble to increase production and sales if and when demand requires.  However, our marketing and exposure suffers from lack of an advertising budget, which we have not yet been able to procure.

In the event that working capital sufficient to maintain the corporate entity and implement our business plan is not available, the Company’s existing stockholder have expressed their interest in the possibility of  maintaining the corporate status of the Company and provide all necessary working capital on the Company's behalf.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or existing controlling stockholders to provide additional future funding. Further, the Company is subject to future economic trends and the business operations for the Company’s existing controlling stockholders in order to have the resources available to support the Company.

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

Effective March 19 2022, the Company’s Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock and 750,000,000 shares of common stock.  The Company has established a Series A and Series B preferred stock with enhanced voting and conversion privileges for use in settling recorded debt and effecting acquisition of new products and technology. The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede the implementation of the Company’s business plan.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

The Company filed a Form 1-A on March 4, 2022; this Reg A+ registration statement has not been declared effective.  The Company seeks to raise up to $1,000,000 by the sale of up to 200,000,000 shares of common stock.  If this offering is effective, we have no assurances that we will be able to successfully raise the maximum amount sought.

COVID-19 Pandemic Responses.

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served.  The Company believes that the general business slow-down and travel restrictions negatively impacted its business during the period beginning December 31, 2020, but, considering our limited history, cannot quantify such impact. Due to travel restrictions, we did rely upon SEC filing deadlines to postpone our quarterly filings during this period.  In April 2020, the Company announced the launch of PrimiLungs™, an enhanced formulation of nutraceuticals promoting overall health and wellness through support of pulmonary immune systems.  PrimiLungs™ is currently packaged with PluriPain® in the Immune Wellness Health Defense Package. Lack of funding and concerns about regulatory reactions to COVID-19-related product announcements prevented us from capitalizing on this product launch.  We believe the business environment will be more conducive to products such as these during 2022 and beyond but can provide no assurances that our funding or other marketing initiatives will be any more successful.  The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients.

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

Breakdown of equipment.

Labor disputes.

Imposition of new government regulations.

Supply chain failures.

Product contamination.

Unanticipated allergic or other reactions.

Sabotage by operational personnel.

Cost overruns; and

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

excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

BioAdaptives’ Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect common stockholder voting power and rights upon liquidation.

Our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders of preferred stock the rights to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. We have done so recently, by establishing the Series A Preferred Stock.   We established the Series A Preferred Stock in 2020 and have recently established the Series B Preferred Stock; these preferred shares provide enhanced voting and conversion privileges to holders.  These privileges may impact the rights and privileges of common stockholders in certain circumstances.

Breath of Life’s provision of a proxy to our Board of Directors permits us significant control over our business and may limit or eliminate minority stockholders’ ability to influence corporate affairs.

The Company’s Series A Preferred Shares provide the holders with significant (1:100) voting privileges.  There are a total of 1,600,000 shares preferred shares issued and outstanding, which allows these holders more votes than the total number of common shares authorized.  The Essence companies, holders of 1,000,000 of these shares, have granted voting authority to the Company’s board of directors, and Biosciences, the holder of the other 600,000 shares, is controlled by Dr. Edward E. Jacobs, our CEO.  Additionally, our largest single shareholder, Breath of Life foundation, which holds in excess of 18.9% of the issued and outstanding common shares, has granted voting privileges to our Board of Directors.  As a result, our directors not only control BioAdaptives’ business affairs, management and governance but also determine their own election and appointment.  This arrangement places an extraordinary burden on the directors to adhere to their fiduciary responsibilities and practically limits the ability of minority shareholders to impact their decisions except through dissent or derivative litigation that may be expensive, impractical or both.  The interests of our directors may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders have no way of overriding decisions made by our directors except through persuasion and litigation.  This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses and/or may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

Future sales of shares of BioAdaptives common stock pursuant to Reg. A+ and Rule 144 under the Securities Act could adversely affect the market price of BIOADAPTIVES’s common stock.

As of March 20, 2022, the Company has 55,729,899 outstanding shares of its common stock, all of which were issued pursuant to registration statements and/or exemptions from registration under the Securities Act and applicable state securities laws.  As of the date of this filing, 37,376,417 are on deposit with CEDE & Co. and are publicly trading or tradeable, and nearly all of the balance is held by purchasers or service providers who obtained shares more than one year ago.  All of these “aged” issued and outstanding shares are all now available for public sale pursuant to Rule 144 under the Securities Act and comparable exemptions under applicable state securities laws.  The potential of such sales could adversely affect the market price of BioAdaptives’ common stock.  As noted herein, the Company expects to conduct a Reg A+ offering during 2022 for up to 200,000,000 shares of common stock, which is almost four times the total number issued and outstanding as of the date of this filing.  The impact of these sales on the market cannot be reasonably estimated but absent significant positive news regarding our activities shareholders should expect an adverse impact on market price.

Conversions of Series A or B Preferred Stock to common stock and resales could adversely affect the market price of BIOADAPTIVES’ common stock.  Preferred stock ownership provides additional voting rights that may affect management.

The Company has 1,600,000 shares of its Series A Preferred Stock issued and outstanding and no shares of its Series B Preferred Stock  as of the date of this filing.  These shares have enhanced voting and conversion privileges so that the owners can either convert to common shares, which could impact market price, or hold and vote the shares under circumstances set out in the Certificate of Designation, allowing them an increased authority over certain corporate functions.

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company currently maintains a physical address at 2620 Regatta Dr, Suite 102, Las Vegas, NV 89128. The Company does not currently maintain any other office facilities and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.

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

Fiscal year ended December 31, 2021	High	Low
Quarter ended December 31, 2021	.01	.01
Quarter ended September 30, 2021	.027	.027
Quarter ended June 30, 2020	.036	.029
Quarter ended March 31, 2020	.048	.039
Fiscal year ended December 31, 2020	.18	.02
Fiscal year ended December 31, 2019	.20	.10

The closing price of our common stock on March 20, 2022 was $0.006  as reported by the OTCQB Bulletin Board.

Holders of Record

As of March 20, 2022, we had 55,729,889 shares of our common stock issued and outstanding held by approximately 187 stockholders of record, exclusive of shares held in street names.  We had 1,600,000 shares of Series A preferred stock issued and outstanding.

Transfer Agent

Our stock transfer agent is Madison Stock Transfer LLC.  Their address is 2500 Coney Island Ave., Brooklyn, NY 11223.  Madison is registered by the Securities and Exchange Commission as a transfer agent and is wholly independent of us, with no common ownership or management.

Common Stock

The Company is authorized to issue up to 750,000,000 shares of common stock with a par value of $0.0001 per share.

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

Preferred Stock

Effective January 26, 2022, the Company is authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

As of March 1, 2021, the Company has authorized 4,000,000 shares of Series A Preferred Stock, of which 1,600,000 shares are issued and outstanding, and has authorized 5,000,000 shares of Series B Preferred Stock, of which there are no shares issued or outstanding.

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

Convertible Securities

The Company entered into a series of convertible note transactions in 2020 and 2021 with PowerUp Lending Group, Ltd., a New York-based lender.  During 2021 and early 2022, these notes were paid by issuance of shares to PowerUp as follows:

Power Up Lending Group, Ltd.
	1/19/21	1,032,609
	1/20/21	630,435
	1/20/21	813,152
	1/22/21	1,032,609
	1/25/21	1,032,609
	2/1/21	1,032,609
	2/1/21	1,260,870
	2/3/21	548,913
	2/19/21	1,262,411
	3/1/21	1,468,085
	3/4/21	678,571
	3/8/21	1,000,000
	8/23/21	877,193
	9/2/21	1,094,675
	9/23/21	795,752
	10/5/21	980,392
	10/19/21	1,779,221
	10/29/21	229,021
	12/15/21	1,924,051
	12/16/21	1,924,051
	12/16/21	1,924,051
	12/21/21	1,922,078
	12/23/21	1,923,077
	12/30/21	2,413,793

A total of 28,580,228 shares of common stock were issued under these agreements during the period from January 1, 2021, to December 31, 2021; as set out above, 4,920109 shares have been issued under these agreements during the period from January 1, 2022 to and including March 20, 2022.  On January 21 2022, we issued another convertible note to Sixth Street Lending Group, Ltd. in the amount of $53,000.00, on these same terms.

Securities Authorized for Issuance Under Equity Compensation Plans

Effective May 31, 2021, we adopted an equity compensation plan that permitted the Company to pay its executives with Restricted Stock Units and also provided for a discretionary pool of share to be awarded to employees, consultants and others.  We previously paid our officers and directors by direct issuance of restricted shares.  Although the issuance of RSUs impacts our financial statement as an expense item, we have not yet issued any shares under this Plan, and the Company has not made any award of restricted shares.  The Company will be liable for some amount of additional income tax due to the release of debt related to these waivers but expect that our loss carry-forward amounts from previous tax years will more than cover any additional amounts due.

Recent Sales or Issues of Unregistered Securities

We did not sell any unregistered securities during the period from January 1, 2021 to and including December 31, 2021.  We issued 28,580,228 shares to PowerUp Lending Group, Ltd. to satisfy convertible notes, as reflected above; we issued 150,000 to Bruce Colclasure, 150,000 to Charlie Timmerman, DVM and 100,000 to Karen Kapp-Vance, DVM for consulting services.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities during the period from January 1, 2021 to December 31, 2021.

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

Following a change of control shortly thereafter, the Company commenced executing a plan involving the design, manufacture and marketing of nutraceutical contracts.  As part of this plan, it 1) changed its name to BioAdaptives, Inc.; 2) acquired licenses for products and technologies in exchange for shares; and 3) filed a registration statement for these license shares on Form S-1.

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

Effective May 31, 2021, Dr. Jacobs appointed Robert Ellis and Charles Townsend as directors of the Company and to serve as President and Chief Operating Officer respectively.  Dr. Jacobs also appointed Ronald Lambrecht as the Company’s Chief Financial Officer.  Effective December 31, 2021, Mr. Lambrecht resigned.

On January 26, 2022, the Board of Directors exercised its authority under the Delaware General Corporations Law to establish its Series B Preferred Stock.  The Series B has enhanced voting and conversion privileges and can be used by the Company to acquire ownership of intellectual property rights and other assets.  On this same day, the Board of Directors authorized an increase in the Company’s authorized common stock from 200,000,000 to 750,000,000; this holders of a majority of the Company’s common shares consented to the increase.

The Company’s Business

Overview

BioAdaptives’ core business is to investigate, market and distribute natural plant- and algal-based products and medical devices that improve health and wellness for humans and animals, with an emphasis on pain relief, anti-viral function, and anti-aging properties.

Effective November 15, 2021, the Company has also entered into a marketing agreement for an FDA-cleared Class II medical device, the Lung Flute™, and is exploring agreements with other medical device manufacturer; the owners of intellectual property relating to medical devices and processes; and marketing companies associated with these manufacturers and owners.

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

Our current product line for humans includes PrimiCell®, PluriPain®, PrimiLungs™, PrimiLive® and PrimiSleep™.  We also market the Lung Flute™ and PrimiLungs™ product in our Lung Armor™ packaging, emphasizing the anti-viral properties of the nutraceutical and general respiratory health benefits from use of the device.  PrimiLive® is a nootropic formulation that enhances mental clarity and endurance; PrimiSleep™ is a natural soporific that aids relaxation and sleep quality.  We acquired the licenses for these products during 2021, and we have begun a marketing campaign for these products.

Our animal products include Canine Regen® and Equine Regen® for dogs and horses, along with versions of the base formulations, including an Equine All-in-One® formulation evolved from Equine Regen® to trainers, horse owners and boarding stables.  Anecdotal and testimonial reports are that the equine products provide significant relief from exercise induced pulmonary hemorrhaging, as well as improved coat and mane appearance and hoof health.

Effective February 2, 2022, the Company acquired the exclusive option to purchase U.S. Patent No. 9,783,432B (the “Patent”), covering technology used in enhancing the capability of water to hold significantly larger amounts of oxygen. The Agreement furthermore allows the Company a two-year license to use the technology covered by the Patent, including for further development of oxygenated water products for consumers.  The Agreement is more fully discussed in the Company’s Form 8-K filed on February 6, 2022.  The Company intends to develop consumer products using the oxygenation technology, and has formed a wholly-owned subsidiary, MORO2, Inc. to conduct these activities.

While we continue to investigate and acquire nutraceutical products for humans and animals, all of our current activities are reliant on marketing and distributing products developed and owned by others. We do not own the formulations for our key products and manufacture and market them under an agreement with the developer that requires payment of a royalty and license agreement

We are reliant on direct and indirect sales of the Primi and Pluri lines for humans and the Regen and All-in-One animal products for revenues, along with Lung Armor™, none of which has produced any significant revenue yet.  We have very limited experience in marketing and have yet to develop reliable sales expectations and forecasting.

(3) Results of Operations

The Company has recognized revenues for years ended December 31, 2020, and December 31, 2021, of $16,327 and $19,776, respectively.

In conjunction with the Company’s business plan, as discussed in Item I of this document, the Company has expended considerable effort and financial resources to the implementation of its business plan.  The Company has incurred operating expenses of $646,186, which required cash payments of $236,202, which was principally funded through convertible debt as disclosed in the accompanying financial statement footnotes and advances from shareholders.  The balance of the operating expenses were for activities that did not require cash payments, including stock-based compensation and a discount for amortization of debt.

Earnings (Loss) per share for the respective years ended December 31,2020 and December 31, 2021,  were $(0.04) and (0.03), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At December 31, 2020 and 2021, respectively, the Company had working capital of approximately $(0) and $(0); inclusive of all related party accounts receivable, accrued expenses and line-of-credit notes payable.

It is the belief of management that our current finance partners, shareholders and the proceeds from our Reg. A+ offering will be able provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding and we cannot be assured as to the success of our offering.  Further, the Company is at the mercy of future economic trends and business operations.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 8 - Financial Statements and Supplementary Data

BIOADAPTIVES, INC

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, AND 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of BioAdaptives, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioAdaptives, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

March 30, 2022

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Current Assets:
Cash	$82,936	$4,587
Prepaid expense	1,000	-
Marketable securities	190	444
Inventory	4,750	13,815
Total Current Assets	88,876	18,846

License, net	59,709	-
TOTAL ASSETS	$148,585	$18,846

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	247,750	87,561
Derivative liabilities	557,042	827,119
Current portion of convertible notes - net of discount of $13,333 and $4,764	403,117	405,236
Note payable - related party	33,715	77,715
Total Current Liabilities	1,241,624	1,397,631

Total Liabilities	1,241,624	1,397,631

Stockholders' Deficit:
Preferred stock, ($0.001 par value, 10,000,000 shares authorized:
Series A Preferred Stock 4,000,000 shares designated: 1,600,000 and 0 issued and outstanding, respectively	160	-
Series B Preferred Stock 6,000,000 shares designated; no share issued and outstanding	-	-
Common stock ($0.001 par value, 750,000,000 shares authorized; 50,819,780 and 21,591,942 shares issued and outstanding, and 10,000 and 762,390 issuable, respectively)	5,082	2,159
Additional paid-in capital	5,557,828	4,225,217
Accumulated deficit	(6,656,109)	(5,606,161)
Total Stockholders' Deficit	(1,093,039)	(1,378,785)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$148,585	$18,846

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC. CONSOLIDATED STATEMENTS

OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended
	December 31,
	2021	2020

Revenues	$19,776	$16,327
Cost of revenue	9,671	10,232
Gross Profit	10,105	6,095

Operating Expenses
General and administrative	268,268	72,409
Professional fees	80,227	48,369
Stock based compensation	163,900	139,643
Amortization of license	133,791	-
Total Operating Expenses	646,186	260,421

Other Income (Expense)
Unrealized loss on marketable securities	(254)	(328)
Interest expense	(272,394)	(230,328)
Change in fair value of derivative liabilities	(90,219)	(362,262)
Loss on settlement of debt	(51,000)	-
Total Other Expense	(413,867)	(592,918)

Loss before income taxes	(1,049,948)	(847,244)

Net Loss	$(1,049,948)	$(847,244)

Net Loss Per Common Share:
Basic and Diluted	$(0.03)	$(0.04)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	33,742,920	20,387,798

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

					Additional
	Series A Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2019	-	-	18,938,769	1,894	3,917,147	(4,758,917)	(839,876)

Common stock issued for conversion of debt	-	-	2,253,173	225	168,467	-	168,692
Common stock issued for service	-	-	400,000	40	47,075	-	47,115
Common stock issued for service - related party	-	-	558,693	56	71,944	-	72,000
Stock based compensation	-	-	-	-	20,528	-	20,528
Cancellation of common stock - officers			(558,693)	(56)	56	-	-
Net loss for the period	-	-	-	-	-	(847,244)	(847,244)

Balance, December 31, 2020	-	$-	21,591,942	$2,159	$4,225,217	$(5,606,161)	$(1,378,785)

Series A preferred stock issued for settlement of debt - related party	600,000	60	-	-	74,940	-	75,000
Series A preferred stock issued for license fee	1,000,000	100	-	-	193,400	-	193,500
Common stock issued for conversion of debt	-	-	28,580,228	2,858	853,769	-	856,627
Common stock issued for service	-	-	1,000,000	100	163,800	-	163,900
Cancellation of common stock - officers			(352,390)	(35)	35	-	-
Debts forgiveness - related party	-	-	-	-	46,667	-	46,667
Net loss for the period	-	-	-	-	-	(1,049,948)	(1,049,948)

Balance, December 31, 2021	1,600,000	$160	50,819,780	$5,082	$5,557,828	$(6,656,109)	$(1,093,039)

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,049,948)	$(847,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	163,900	47,115
Stock-based compensation - related party	-	92,528
Change in fair value of derivative liabilities	90,219	362,262
Amortization of license	133,791	-
Amortization of debt discount	216,931	179,843
Loss on settlement of debt	51,000	-
Unrealized gain on investments in marketable securities	254	328
Changes in operating assets and liabilities:
Inventory	9,065	(2,687)
Prepaid expense and other current assets	(1,000)	-
Accounts payable and accrued liabilities	227,137	60,966
Net Cash Used in Operating Activities	(158,651)	(106,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes payable	-	9,800
Repayments of notes payable	-	(18,352)
Proceed from related party	1,623	-
Repayment to related party	(1,623)	-
Proceeds from notes payable - related party	-	27,715
Repayment of notes payable - related party	(20,000)	-
Proceeds from convertible notes	257,000	80,000
Net Cash Provided by Financing Activities	237,000	99,163

Net change in cash	78,349	(7,726)
Cash at beginning of period	4,587	12,313
Cash at end of period	$82,936	$4,587

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$16,424	$1,079

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability recognized as debt discount	$205,000	$-
Issuance of common stock for conversion of debt	$856,627	$168,692
Issuance Series A preferred stock for license fee	$193,500	$-
Issuance Series A preferred stock for settlement of debt - related party	$60	$-
Debts forgiveness - related party	$46,667	$-
Cancellation of common stock	$35	$56

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

Our current product line includes PrimiCell®, PluriPain® and PrimiLungs™ for humans, and Canine Regen® and Equine Regen® for dogs and horses, along with Equine All-in-One® and a related Booster. The All-in-One products combine minerals, vitamins, amino acids and other botanicals along with the Regen® compounds and have demonstrated improved performance and appearance in competition and show animals. All of these products are sold under licensing and manufacturing agreements with third parties. While we continue to investigate our own nutraceutical products for humans and animals, most of our current activities are reliant on marketing and distributing products developed and owned by others.

On May 22, 2019, the Company moved its corporate office to 2620 Regatta Drive, Suite 102, Las Vegas, NV 89128, but maintained fulfillment facilities at 4385 Cameron Street, Suite B, Las Vegas, NV 89103.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position on December 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur, and additional information is obtained.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. As of December 31, 2021, and 2020, the Company had $82,936 and $4,587 cash equivalents, respectively.

Investment Securities

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

For the years ended December 31, 2021 and 2020, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31,	December 31,
	2021	2020
	(Shares)	(Shares)
Series A Preferred Stock	8,000,000	-
Convertible notes	57,513,358	36,247,341
Total	65,513,358	36,247,341

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

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As of December 31, 2021, and 2020, the Company determined that no reserve was required.

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

The following table summarizes fair value measurements by level as of December 31, 2021, and 2020, measured at fair value on a recurring basis:

Fair Value Measurements as of December 31, 2021, Using:

	Total Carrying Value as of December 31, 2021	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity Securities	$190	$190	$-	$-

Liabilities
Derivative liabilities	$557,042	$-	$-	$557,042

Fair Value Measurements as of December 31, 2020, Using:

	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$444	$444	$-	$-

Liabilities
Derivative liabilities	$827,119	$-	$-	$827,119

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

3.   GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $6,656,109 as of December 31, 2021. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Obtaining additional financing, successful development of the Company’s contemplated plan of operations, and the transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.   MARKETABLE SECURITIES

Equity securities as of December 31, 2021, and 2020, were comprised of 105,736 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $190 and $444, respectively.

5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities aa of December 31, 2021 and 2020 consists of the following:

	December 31,	December 31,
	2021	2020
Accounts payable	$1,750	$5,374
Credit card	-	7,759
Accrued salary	166,666	-
Accrued interest	68,341	49,583
Accrued liabilities	10,993	24,845
	$247,750	$87,561

6.   CONVERTIBLE NOTES

Convertible notes as of December 31, 2021 and 2020 consist of the following:

	December 31,	December 31,
	2021	2020
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - issued fiscal year 2019	-	13,000
Convertible Notes - issued fiscal year 2020	-	86,000
Convertible Notes - issued fiscal year 2021	105,450	-
Total convertible notes payable	416,450	410,000

Less: Unamortized debt discount	(13,333)	(4,764)
Total convertible notes	403,117	405,236

Less: current portion of convertible notes	403,117	405,236
Long-term convertible notes	$-	$-

For the years ended December 31, 2021 and 2020, the interest expense on convertible notes was $53,660 and $46,779, respectively. As of December 31, 2021, and 2020, the accrued interest was $63,100 and $46,145, respectively.

The Company recognized amortization expense related to the debt discount of $216,931 and $179,843 for the years ended December 31, 2021 and 2020, respectively, which is included in interest expense in the statements of operation.

Conversion

During the year ended December 31, 2021, the Company converted notes with principal amounts of $271,050 and accrued interest of $20,281 into 28,580,228 shares of common stock. The corresponding derivative liability at the date of conversion of $565,296 was credited to additional paid in capital.

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

During the year ended December 31, 2021, the unpaid principal of $13,000 and accrued interest of $9,781converted into 2,476,196 shares of common stock.

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

During the year ended December 31, 2021, the unpaid principal of $86,000 and accrued interest of $4,300 converted into 8,316,677 shares of common stock.

Convertible Notes - Issued during the year ended December 31, 2021

During the year ended December 31, 2021, the Company issued a total principal amount of $222,500 in convertible note for cash proceeds of $205,000. The terms of convertible note are summarized as follows:

•	Term one year;

•	Annual interest rates 10%;

•	Convertible at 180 days from issuance

•	Conversion prices are based on 39% discount to the lowest trading price during the 20-trading day period ending on the latest complete training day prior to the conversion date.

During the year ended December 31, 2021, the Company converted principal of $172,050 and accrued interest of $6,200 into 17,787,355 shares of common stock.

The Company valued the conversion feature using the Black-Scholes pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the year ended December 31, 2021 amounted to $358,697, and $205,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $153,697 was recognized as a “day 1” derivative loss.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the years ended December 31, 2021 and 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year Ended	Year ended
	December 31,	December 31,
	2021	2020
Expected term	0.02- 0.51 years	0.01- 0.51 years
Expected average volatility	128% - 315%	117% - 317%
Expected dividend yield	-	-
Risk-free interest rate	0.03% - 0.07%	0.05% - 0.19%

The following table summarizes the changes in the derivative liabilities during the years ended December 31, 2021 and 2020

Balance - December 31, 2019	$464,024

Addition of new derivatives recognized as debt discounts	107,000
Addition of new derivatives recognized as options compensation	-
Addition of new derivatives recognized as loss on derivatives	132,593
Settled on issuance of common stock	(106,167)
Reclassification from APIC to derivative due to tainted instruments	-
Loss on change in fair value of the derivative	229,669
Balance - December 31, 2020	$827,119

Addition of new derivatives recognized as debt discounts	205,000
Addition of new derivatives recognized as loss on derivatives	153,697
Settled on issuance of common stock	(565,296)
(Gain) on change in fair value of the derivative	(63,478)
Balance - December 31, 2021	$557,042

The aggregate (gain) loss on derivatives during the year ended December 31, 2021 and 2020 was as follows.

	Years ended
	December 31,
	2021	2020
Day one loss due to derivative liabilities on convertible notes	$153,697	$132,593
(Gain) loss on change in fair value of the derivative liabilities	(63,478)	229,669
	$90,219	$362,262

8.   NOTES PAYABLE

During the year ended December 31, 2020, the Company issued notes payable of $9,800 to a third party. The term is 6 months. During the year ended December 31, 2020, the Company recognized interest expense of $1,079 and fully repaid $14,840.

9.   STOCKHOLDERS’ EQUITY

Preferred Stock

On January 24, 2022, the Board of Directors of the Company’s, approved for an increase in the number of authorized shares of the Company’s preferred stock from 5,000,000 shares to 10,000,000 shares.

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock, of which 4,000,000 have been designated as Series A Preferred Stock and 6,000,000 have been designated as Series B Preferred Stock.

Series A Preferred Stock

On February 6, 2020, the Company established its Series A Preferred Stock, par value $0.001, by filing a Certificate of Designation with the Delaware Secretary of State. The Company’s board exercised “blank check” authority to establish classes of preferred stock without approval by shareholders under provision of its original Articles of Incorporation and has designated 4,000,000 shares of Series A Preferred Stock.

The Company may use the Series A Preferred Stock for purpose of asset acquisition or in satisfaction of recognized debt; they are not otherwise available for sale. The Series A Preferred Stock have enhanced voting privileges under certain circumstances; the collective right to appoint elect one director, at the Holders’ option; and conversion-to-common rights at a 5:1 ratio.

During the year ended December 31, 2021, the Company issued 1,600,000 shares of series A preferred Stock as follows;

•	600,000 shares of Series A Preferred Stock valued at 75,000 for settlement of related party debt
•	1,000,000 shares of Series A Preferred Stock valued at $193,500 for consideration of licenses.

 Series B Preferred Stock

On January 24, 2022, the Company established its Series B Preferred Stock, par value $.0001, by filing a Certificate of Designation with the Delaware Secretary of State. The Company’s board exercised “blank check” authority to establish classes of preferred stock without approval by shareholders under provision of its original Articles of Incorporation and has designated 6,000,000 shares of Series B Preferred Stock.

The Company may use the Series B Preferred Stock for purpose of asset acquisition or in satisfaction of recognized debt; they are not otherwise available for sale. The Series B Preferred Stock have enhanced voting privileges (100:1); the collective right to appoint elect one director, at the Holders’ option; and conversion-to-common rights at a 10:1 ratio.

As of the date of this filing, no shares of Series B Preferred Stock are issued and outstanding.

Common Stock

On January 24, 2022, the holder of a majority of the Company’s outstanding voting stock, approved for an increase in the number of authorized shares of the Company’s common stock from 200,000,000 shares to 750,000,000 shares.

As of December 31, 2021, and 2020, there were 50,809,780 and 20,829,552 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of December 31, 2021 and 2020, there were 10,000 shares and 762,390 shares of the Company’s common stock issuable, respectively.

Fiscal year 2021

During the year ended December 31, 2021, the Company issued 28,580,228 shares of common stock for conversion of debt of $856,627.

During the year ended December 31, 2021, the Company issued 1,000,000 shares of common stock valued at $163,900 for service.

During the year ended December 31, 2021, the Company cancelled 352,390 shares of common stock related to our officer’s compensation.

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

A summary of activity during the year ended December 31,2020 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2019	200,000	$0.10
Granted	-	-
Exercised	-	-
Expired	(200,000)	0.10
Outstanding, December 31, 2020	-	$-

10.   RELATED PARTY TRANSACTIONS

Notes payable – related party

During the year ended December 31, 2021 and 2020, the Company issued notes for a total principal amount of $0 and $27,715 to a company owned by our CEO, respectively. The notes bear 4% interest and have terms of 3 and 6 months.

During the year ended December 31, 2021, the Company issued 600,000 shares of Series A Preferred Stock valued at $75,000 for settlement of $24,000 notes. As a result, the Company recorded a loss on settlement of debt of $51,000.

During the year ended December 31, 2021 and 2020, the Company repaid notes payable to a related party of $20,000 and $0 and recognized interest of $1,803 and $2,628, respectively

As of December 31, 2021, and 2020, the Company recorded notes payable - related party of $33,715 and $77,715 and accrued interest of $5,241 and $3,438, respectively. The note is a 4% interest bearing promissory note that the term is 1 year.

Employee agreements

Year ended December 2021

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

Effective May 31, 2021, the Company entered into an Employment Contract with Ronald Lambrecht, to continue his service as its Chief Financial Officer. The Contract provides for a 12-month term and for payment of an annual salary of $80,000, payable in Restricted Stock Units calculated based on the closing market price of the Company’s shares each quarter. On December 31, 2021, the Company signed a separation agreement and general release and waiver with Ronald Lambrecht which both parties agreed to terminate the Employment Agreement effective on December 31, 2021. Ronald Lambrecht confirmed by receiving $1,000 at the time, he shall be entitled to no further compensation from the Company and also Ronald Lambrecht agreed to surrender all of his Restricted Stock Units under the Company’s Incentive Plan. The Company recognized accrued salary payable of $46,667 as additional paid -in- capital.

During the year ended December 31, 2021, the Company accrued salary of $213,333 and was forgiven $46,667. As of December 31, 2021, the Company owes salary of $166,667.

Year ended December 31, 2020

In June 2018, the Company entered into an employment agreement with Dr. Edwards E. Jacobs, Jr., our CEO, for a base compensation of $10,000 monthly and 100,000 shares of common stock, then valued at $27,500. In October 2018, the agreement was amended to a base compensation is $7,000 in cash or equivalent in common stock. All shares to be issued during fiscal year 2020 were waived due to COVID-19 related slow-downs and other factors. During year ended December 31, 2021, the Company recorded Stock based compensation of $42,000.

In August 2019, the Company entered into an employment agreement with Robert W. Ellis, our president, for a base compensation of $5,000 in cash per monthly and 250,000 shares to be issued on August 31, 2020, then valued at $26,375. All shares to be issued during fiscal year 2020 were waived due to COVID-19 related slow-downs and other factors. During the year ended December 31, 2021, the Company recorded Stock based compensation of $13,188 and $8,792 and accrued liabilities of $10,000.

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

11.   PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740,” Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	December 31,	December 31,
	2021	2020
Net operating loss	$(155,988)	$(64,079)
Valuation allowance	155,988	64,079
Income tax expense per books	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2021	2020
NOL Carryover	$426,096	$270,108
Valuation allowance	(426,096)	(270,108)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $1,286,000 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

12.   SUBSEQUENT EVENTS

On January 26, 2022, the Company amended its articles of incorporation to increase its authorized common shares from 200,000,000 to 750,000,000; this increase will be effective March 19, 2022.  Also on January 26, 2022, the Company’s directors authorized the establishment of its Series B Preferred Stock.  The Series B can be used to purchase intellectual property and other assets and has enhanced voting and conversion privileges.  There are no shares of Series B Preferred Stock outstanding as of the date of this filing.

On February 2, 2022, the Company entered into a Patent Purchase Agreement and Consulting Agreement with Thomas J. Mohr. Under the Agreement, the Company has the exclusive option to purchase Mohr’s U.S. Patent No. 9,783,432B (the “Patent”), which covers technology used in enhancing the capability of water to hold significantly larger amounts of oxygen, for a two-year period. The Agreement furthermore allows the Company a two-year license to use the technology covered by the Patent, including for further development of oxygenated water products for consumers. In exchange for the license, the Company will pay Mohr a royalty, scaled to total product sales.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2022.

Name	Age	Principal Positions

Edward E. Jacobs, Jr MD	81	Director & Chief Executive Officer

Robert W. Ellis	80	President and Chief Financial Officer

Charles Townsend	75	Chief Operating Officer

Biographical Information for Edward E. Jacobs, Jr MD

Edward E. Jacobs, Jr, Age 81. Director and Chief Executive Officer

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

Biographical Information for Robert W. Ellis

Robert W Ellis, Age 80, President and Chief Financial Officer

Mr. Ellis brings more than forty years of business management experience to the Company. He has worked extensively in senior positions across a variety of industry disciplines, including aerospace, electronics, communications, and international marketing. Mr. Ellis has been an executive officer in private and public companies, both major entities, start-ups, and emerging entities. He has an Accounting Degree from the University of Illinois and is a CPA.

Biographical Information for Charles Townsend

Charles Townsend, Age 75, Chief Operating Officer

Mr. Townsend, 75, has a Bachelor of Arts degree in accounting from the University of Texas and a Master of Business Administration from the University of North Texas.  He previously served in the U.S. Navy Submarine Force.  Mr. Townsend was a cost accounting manager, comptroller, and Chief Financial Officer for several private and public companies, including NYSE and OTC companies but in the past ten years has not been an officer or director of any publicly traded company.  Mr. Townsend’s consulting work has emphasized enterprise marketing programs, predominantly in the telecommunications and home security industries.   He most recently was employed by the US Department of Commerce as a District Census Manager for the 2020 US Census.

Advisory Board

The Company uses an Advisory Board to assist the officers and directors with regard to specific scientific and administrative matters.  These advisors did not meet during the period ended December 31, 2020, and we did not call on them due to a lack of need.

Name	Age	Principal Positions with Us

Dr. Jun Gu M.D., Ph.D.	57	Medical Advisor

Dr. Antonina Nabokova M.D.	59	Medical Advisor

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

Information Concerning Non-Director Executive Officers

Neither Dr. Jacobs, Mr. Ellis nor Mr. Townsend are currently officers or directors of other publicly held companies.  Each of them has employment contracts with the Company, under which they are compensated with Restricted Stock Units, which they each waived for the year ended December 31, 2021.  Our activities were limited during this period but we believe all three directors devote sufficient time to the Company’s business and look forward to their service during the current period.

Code of Ethics

As of December 31, 2021, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of Common stock and other equity securities of the Company.

Directors, officers and 10% holders are required by SEC Regulation to furnish the Company with copies of all of the Section 16(a) reports they file.  Based solely on a review of reports furnished to the Company and/or written representations from the Company's directors and executive officers during the fiscal year ended December 31, 2020, there was no compliance with the Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year.

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

Item 11.   Executive Compensation

We have employment agreements with our Chief Executive Officer, President and Chief Financial Officer, each of whom was to be compensated by stock grants accrued monthly based on current share prices or block grants during the period ended December 31, 2021.  In consideration of the Company’s financial performance and lack of liquidity during this period, each of our officers waived compensation and we adjusted compensation accordingly.  Also by agreement, we canceled shares previously issued to the Chief Executive Officer  In addition, we have granted Company shares to consultants or key advisors at the discretion of the directors on a case-by-case basis.  Total share compensation, with adjustments where appropriate, is set out below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (shares)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dr. Edward E.	2021			0(3,409,091)
Jacobs, MD CEO and Chairman

Ron Lambrecht	2021	1000.00
Chief Financial Officer

Robert Ellis	2021			0(3,641,217)
President

Charles Townsend	2021			0(3,694,479)
Chief Operating Officer

Bruce Colclasure	2021			150,000
Consultant

Karen Kapp-Vance	2021			100,000
Consultant

Charlie Timmerman	2021			150,000
Consultant

The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

Director Compensation

Our directors’ compensation is wholly derived from their employment agreement as set out above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2021, regarding the number of shares of Common Stock beneficially owned by (i) each person or entity known to us to own more than five percent of our Common Stock; (ii) each of our Named Executive Officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. The percentages are based on 50,809.780 total outstanding Shares as of December 31, 2021.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

As of December 31, 2021

Title of class	Name of beneficial owner	Amount of beneficial ownership		Percent of class

Common Stock	Edward E. Jacobs, Jr	2,239,531		4.4%
	Director & Chief Executive Officer
All officers and Directors as a Group (3 person)

More than 5% Beneficial Owners: (1)

Common Stock	Breath of Life Foundation	9,628,568	(2)	18.9%
	4355 A Cameron Rd, Las Vegas, NV 89103

(1)           The terms of our convertible notes with PowerUp Lending Group, Ltd. limit its ownership to less than 4.99% of the Company’s outstanding shares at any given time and it does not otherwise report ownership.

(2)           Breath of Life Foundation assigned irrevocable voting rights to the Company’s Board of Directors.

(3)           Dr. Jacobs is the sole shareholder of BioScience Associates,Ltd which is the holder of 600,000 shares of the Company’s Series A Preferred Stock.  These shares provide him with 100:1 voting rights in certain instances, along with 5:1 conversion rights.  As a director holding the Breath of Life proxy as well as the Essence Companies proxy and by reason of these Series A voting rights, Dr. Jacobs’ voting control over the Company’s activities is complete.

Changes in Control

Subsequent to establishment of the Series A Preferred Stock, the enhanced voting privileges provided to the Series A and Series B (when issued) Preferred Stock holders will provide them with sufficient voting authority to exercise control over the Company’s corporate functions.  Currently, the Series A voting rights held by BioSciences Associates Ltd and Essence Now, Ltd. and Essence Worldwide, Ltd. Breath of Life Foundation granted irrevocable voting rights of its shares to the Board of BioAdaptives and The Essence Companies also granted the voting rights of its preferred shares to the Board of Directors. See note 3 above.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Transactions

Independence Transactions with Related Persons

BioScience Associates, Ltd

As noted in the accounting, BioScience Associates, Ltd loaned the company $74,715.25  BioScience Associates, Ltd is founded and managed by Dr. Edward E. Jacobs, Jr, Director and Chief Executive Officer of the Company.  $24,000 of this debt was converted to 600,000 shares of Series A Preferred Stock after December 31, 2020.

Essence Worldwide, Ltd. and Essence Now, Ltd.

The Essence companies have granted licenses for the Company’s principal nutraceutical products in exchange for 1,000,000 shares of Series A Preferred Stock.  The Essence companies are managed by Michele Sheriff, who otherwise has no involvement in the Company’s activities.  The Company anticipates that it may license additional products or technologies from Essence in the future, which would increase its voting privileges and rights to additional common shares.

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

Item 14 - Principal Accountant Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company's annual financial statements:

	Audit Services	Audit Related Fees		Tax Fees	Other Fees

Year Ended December 31, 2021	$21,960		$13,605	$0	$0

Year Ended December 31,2020	$12,960	$		$0	$0

Item 15 - Exhibits and Financial Statement Schedules

3.1*	Articles of Incorporation (with amendments)
3.2*	Bylaws
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002

________

* Incorporated by our Registration Statement on Form S-1 filed May 3, 2011

Item 16 - Form 10-K Summary

None

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2022.

BioAdaptives, Inc.

/s/ Edward E. Jacobs, Jr

Edward E. Jacobs, Jr

Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BioAdaptives, Inc.

/s/ Robert W. Ellis

Robert W. Ellis

President and Chief Financial Officer

(Principal Financial Officer)

March 31, 2022

