Form 10-Q
period 2022-03-31
BIOADAPTIVES, INC.
filed 2022-05-12
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

67,367,483 common shares issued and outstanding as of May 8, 2022.

Form 10-Q

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash	$55,789	$82,936
Prepaid expense	1,000	1,000
Marketable securities	169	190
Inventory	3,572	4,750
Total Current Assets	60,530	88,876

License, net	26,542	59,709
TOTAL ASSETS	$87,072	$148,585

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	324,921	247,750
Derivative liabilities	732,867	557,042
Current portion of convertible notes - net of discount of $38,891 and $13,333	407,909	403,117
Note payable - related party	19,528	33,715
Total Current Liabilities	1,485,225	1,241,624

Total Liabilities	1,485,225	1,241,624

Stockholders’ Deficit:
Preferred stock, ($.0001 par value, 10,000,000 shares authorized;
Series A Preferred Stock 4,000,000 shares designated; 1,600,000 issued and outstanding, respectively	160	160
Series B Preferred Stock 6,000,000 shares designated; no share issued and outstanding	-	-
Common stock ($.0001 par value, 750,000,000 shares authorized; 58,360,579 and 50,819,780 shares issued and outstanding, and 10,000 issuable, respectively)	5,836	5,082
Additional paid-in capital	5,619,091	5,557,828
Accumulated deficit	(7,023,240)	(6,656,109)
Total Stockholders’ Deficit	(1,398,153)	(1,093,039)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$87,072	$148,585

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,

	2022	2021

Revenues	$5,533	$4,518
Cost of revenue	3,590	2,022
Gross Profit	1,943	2,496

Operating Expenses
General and administrative	105,200	8,630
Professional fees	37,832	21,983
Stock based compensation	-	163,900
Amortization of license	33,167	21,875
Total Operating Expenses	176,199	216,388

Other Income (Expense)
Unrealized gain (loss) on marketable securities	(21)	2,834
Interest expense	(30,099)	(61,416)
Change in fair value of derivative liabilities	(162,755)	(168,429)
Loss on settlement of debt	-	(51,000)
Total Other Expense	(192,875)	(278,011)

Loss before income taxes	(367,131)	(491,903)

Net Loss	$(367,131)	$(491,903)

Net Loss Per Common Share:
Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	53,708,187	28,148,446

The accompanying notes are an integral part of these unaudited consolidated financial statements

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three months ended March 31, 2022

					Additional
	Series A Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2021	1,600,000	$160	50,819,780	$5,082	$5,557,828	$(6,656,109)	$(1,093,039)

Common stock issued for conversion of debt	-	-	7,540,799	754	51,263	-	52,017
Debts forgiveness - related party	-	-	-	-	10,000	-	10,000
Net loss for the period	-	-	-	-	-	(367,131)	(367,131)
Balance, March 31, 2022	1,600,000	$160	58,360,579	$5,836	$5,619,091	$(7,023,240)	$(1,398,153)

For the Three months ended March 31, 2021

					Additional
	Series A Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2020	-	$-	21,591,942	$2,159	$4,225,217	$(5,606,161)	$(1,378,785)

Series A preferred stock issued for settlement of debt - related party	600,000	60	-	-	74,940	-	75,000
Series A preferred stock issued for license fee	500,000	50	-	-	102,450	-	102,500
Common stock issued for conversion of debt	-	-	10,792,873	1,079	485,533	-	486,612
Common stock issued for service	-	-	1,000,000	100	163,800	-	163,900
Cancellation of common stock - officers	-	-	(352,390)	(35)	35	-	-
Net loss for the period	-	-	-	-	-	(491,903)	(491,903)
Balance, March 31, 2021	1,100,000	$110	33,032,425	$3,303	$5,051,975	$(6,098,064)	$(1,042,676)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(367,131)	$(491,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	163,900
Change in fair value of derivative liabilities	162,755	168,429
Amortization of license	33,167	21,875
Amortization of debt discount	17,442	45,368
Loss on settlement of debt	-	51,000
Unrealized (gain) loss on investments in marketable securities	21	(2,834)
Changes in operating assets and liabilities:
Inventory	1,178	1,526
Prepaid expense and other current assets	-	(1,500)
Accounts payable and accrued liabilities	89,608	(16,222)
Due to related party	1,803	-
Net Cash Used in Operating Activities	(61,157)	(60,361)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from related party	1,623	1,623
Repayment to related party	(1,623)	(1,623)
Repayment of notes payable - related party	(15,990)	-
Proceeds from convertible notes	50,000	80,000
Net Cash Provided by Financing Activities	34,010	80,000

Net change in cash	(27,147)	19,639
Cash at beginning of period	82,936	4,587
Cash at end of period	$55,789	$24,226

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$4,010	$16,144

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability recognized as debt discount	$40,000	$40,000
Issuance of common stock for conversion of debt	$52,017	$486,612
Issuance Series A preferred stock for settlement of debt - related party	$-	$75,000
Debts forgiveness - related party	$10,000	$-
Cancellation of common stock	$-	$35

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BioAdaptives, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND HISTORY

Description of business

BioAdaptives, Inc. (“BioAdaptives” or the “Company”) was incorporated in Delaware on April 19, 2013, under the name Apex 8, Inc. Shortly afterwards, the Company’s control person sold his interest; new owners appointed management and changed its name to BioAdaptives, Inc. The Company acquired assets relating to the investigation, development and marketing of nutraceutical products; equipment designed to improve the bioavailability of nutrients in humans and animals; and licenses for specific products.

We commenced investigation of the role of various botanicals in primitive cell development and proliferation, including certain algae along with herbs used in Traditional Chinese Medicine and Ayurvedic Practice. In the course of this investigation, BioAdaptives identified several potential human and animal products. The Company terminated further work on the equipment and products licensed in its early stages to concentrate on these products, for both human and animals.

The Company’s current nutraceutical products are natural plant- and algal-based dietary supplements for humans and animals developed with our knowledge of natural foods. Our product lines includes PluriCell®, PluriPain®, and PrimiLung™ for humans along with Equine All-in-One® and a related Booster for horses.

Our human products are designed to aid memory, cognition and focus; assist in sleep and fatigue reduction; provide pain relief and healing; and improve overall emotional and physical wellness. The science behind our products has proven to be effective for performance enhancement and pain relief for horses and dogs as well as providing improvements in appearance and we have developed products to utilize these advances.

The Company also markets the Lung Cleanser™ medical device, which is sold with our PrimiLung™ product as part of a Lung Armor™ package. Additionally, during this reporting period, the Company acquired patent rights to a method to embed oxygen in water and is developing commercial products based on this technology that will augment and complement our current product lines.

All of these products are sold under licensing and manufacturing agreements with third-parties and our current activities are reliant on marketing and distributing products developed and owned by others.

The Company’s corporate office is located at 2620 Regatta Drive, Suite 102, Las Vegas, NV 89128, and it maintains fulfillment facilities at 4385 Cameron Street, Suite B, Las Vegas, NV 89103.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position on March 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained.

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

The following table summarizes fair value measurements by level on March 31, 2022 and December 31, 2021, measured at fair value on a recurring basis:

 Fair Value Measurements as of March 31, 2022, Using:

	Total Carrying Value as of March 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$169	$169	$-	$-

Liabilities
Derivative liabilities	$732,867	$-	$-	$732,867

Fair Value Measurements as of December 31, 2021, Using:

	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$190	$190	$-	$-

Liabilities
Derivative liabilities	$557,042	-	-	557,042

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $$7,023,240 as of March 31, 2022. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. MARKETABLE SECURITIES

Equity securities on March 31, 2022, and December 31, 2021, were comprised of 105,736 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $169 and $190, respectively.

5. LICENSE FEE

During the year ended December 31, 2021, the Company entered into three license and royalty agreements for human and animal nutraceutical products, which is currently markets. These agreements are for a period of one year and the Company issued 1,000,000 shares of Series A preferred stock valued at $193,500 in consideration of these licenses. The Company has capitalized the costs associated with licenses.

During the three months ended March 31, 2022, and 2021, the Company recognized $33,167 and $21,875 in amortization expenses of license fees, respectively. As of March 31,2022, and December 31,2021, the asset value of the licenses was $26,542 and $59,709, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities on March 31, 2022, and December 31, 2021, consists of the following.

	March 31,	December 31,
	2022	2021
Accounts payable	$7,701	$1,750
Accrued salary	241,666	166,666
Accrued interest	74,551	68,341
Accrued liabilities	1,003	10,993
	$324,921	$247,750

7. CONVERTIBLE NOTES

Convertible notes on March 31, 2022, and December 31, 2021, consists of the following:

	March 31,	December 31,
	2022	2021
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - issued fiscal year 2021	82,800	105,450
Convertible Notes - issued fiscal year 2022	53,000	-
Total convertible notes payable	446,800	416,450

Less: Unamortized debt discount	(38,891)	(13,333)
Total convertible notes	407,909	403,117

Less: current portion of convertible notes	407,909	403,117
Long-term convertible notes	$-	$-

For the three months ended March 31, 2022, and 2021, the interest expense on convertible notes was $12,425 and $15,516, respectively. As of March 31, 2022, and December 31, 2021, the accrued interest was $73,087 and $63,100, respectively.

The Company recognized amortization expense related to the debt discount of $17,442 and $45,368 for the three months ended March 31, 2022 and 2021, respectively, which is included in interest expense in the statements of operation.

Conversion

During the three months ended March 31, 2022, the Company converted notes with principal amounts of $22,650 and accrued interest of $2,438 into 7,540,799 shares of common stock. The corresponding derivative liability at the date of conversion of $26,930 was credited to additional paid in capital.

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

Convertible Notes - Issued during the year ended December 31, 2021

During the year ended December 31, 2021, the Company issued a total principal amount of $277,500 in convertible note for cash proceeds of $257,000. The terms of convertible note are summarized as follows:

•	Term one year;

•	Annual interest rates 10%;

•	Convertible at 180 days from issuance

•	Conversion prices are based on 39% discount to the lowest trading price during the 20-trading day period ending on the latest complete training day prior to the conversion date.

During the three months ended March 31, 2022, the Company converted principal of $22,650 and accrued interest of $2,438 into 7,540,799 shares of common stock.

Convertible Notes - Issued during the three months ended March 31, 2022

During the three months ended March 31, 2022, the Company issued a total principal amount of $53,000 in convertible note for cash proceeds of $50,000. The terms of convertible note are summarized as follows:

•	Term one year;

•	Annual interest rates 10%;

•	Convertible at 180 days from issuance

•	Conversion prices are based on 39% discount to the lowest trading price during the 20-trading day period ending on the latest complete training day prior to the conversion date.

The Company valued the conversion feature using the Black-Scholes pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the three months ended March 31, 2022, amounted to $46,335, and $40,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $6,335 was recognized as a “day 1” derivative loss.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2022. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the three months ended March 31, 2022, and year ended December 31, 2021, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Three Months Ended	Year ended
	March 31,	December 31,
	2022	2021
Expected term	0.06 - 0.51 years	0.02- 0.51 years
Expected average volatility	72% - 149%	128% - 315%
Expected dividend yield	-	-
Risk-free interest rate	0.35% - 1.36%	0.03% - 0.07%

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2022.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2021	$557,042

Addition of new derivatives recognized as debt discounts	40,000
Addition of new derivatives recognized as loss on derivatives	6,335
Settled on issuance of common stock	(26,930)
(Gain) loss on change in fair value of the derivative	156,420
Balance - March 31, 2022	$732,867

The aggregate loss on derivatives during the three months ended March 31, 2022, and 2021 was as follows:

	Three Months Ended
	March 31,
	2022	2021
Day one loss due to derivative liabilities on convertible notes	$6,335	$101,805
Loss on change in fair value of the derivative liabilities	156,420	66,624
	$162,755	$168,429

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

 Series A Preferred Stock

On February 6, 2020, the Company established its Series A Preferred Stock, par value 0.0001, by filing a Certificate of Designation with the Delaware Secretary of State. The Company’s board exercised “blank check” authority to establish classes of preferred stock without approval by shareholders under provision of its original Articles of Incorporation and has designated 4,000,000 shares of Series A Preferred Stock.

The Company may use the Series A Preferred Stock for purpose of asset acquisition or in satisfaction of recognized debt; they are not otherwise available for sale. The Series A Preferred Stock have enhanced voting privileges under certain circumstances; the collective right to appoint elect one director, at the Holders’ option; and conversion-to-common rights at a 5:1 ratio.

There are 1,600,000 shares of Series A shares issued as of the date of this filing.

Series B Preferred Stock

Effective January 26, 2022, the Company established its Series B Preferred Stock, par vlue 0.0001, by filing a Certificate of Designation with the Delaware Secretary of State. The Company’s board exercised “blank check” authority to establish classes of preferred stock without approval by shareholders under provision of its original Articles of Incorporation and has designated 6,000,000 shares of Series B Preferred Stock.

The Company may use the Series B Preferred Stock for purpose of asset acquisition or other financing purposes. The Series B Preferred Stock have enhanced (100:1) voting privileges; the collective right to appoint elect one director, at the Holders’ option; and conversion-to-common rights at a 10:1 ratio.

There are no Series B shares issued as of the date of this filing.

Common Stock

On January 24, 2022, the holder of a majority of the Company’s outstanding voting stock, approved for an increase in the number of authorized shares of the Company’s common stock from 200,000,000 shares to 750,000,000 shares.

During the three months ended March 31, 2022, the Company issued 7,540,799 shares of common stock valued at $52,017 for conversion of debt.

As of March 31, 2022, and December 31, 2021, there were 58,350,579 and 50,809,780 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of March 31, 2022, and December 31, 2021, there were 10,000 shares of the Company’s common stock issuable.

10. RELATED PARTY TRANSACTIONS

Notes payable - related party

During the three months ended March 31, 2022, and 2021, the Company repaid notes payable of $15,990 and $0, and accrued interest of $4,010 and $0 to a related party, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized interest of $232 and $532, respectively

As of March 31, 2022, and December 31, 2021, the Company recorded notes payable - related party of $17,725 and $33,715 and accrued interest of $1,463 and $5,241, respectively. The note is a 4% interest bearing promissory note that the term is 1 year.

Due to related party

During the three months ended March 31, 2022, Dr. Edward E. Jacobs, M.D., our CEO, advanced $2,346 for operating expenses and $543 was reimbursed. As of March 31, 2022, due to related party of $1,803.

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

On January 1, 2022, the Company entered into a Restricted Stock Unit Termination Agreement for modification of employment agreements signed with Dr. Edward E. Jacobs, M.D, Charles Townsend and Robert Ellis. The employees agreed to waive all rights under previously issued RSUs as of January 1, 2022 in exchange for one -time issuance 100,000 shares of restricted common stock. In addition, the Employment agreements was modified to provide for compensation in the form of a number of Warrants, equivalent to twice (2X) the number of shares previously payable in RSUs and the exercise price of the Warrant shall be the OTC Market price of the Company’s common shares.

During the three months ended March 31, 2022, the Company accrued salary of $75,000.

Debt forgiveness

During the three months ended March 31,2022, the Company recognized $10,000 accrued salary payable to Robert Ellis related to year 2020 as additional paid-in -capital, based on released agreement in year 2020 due to COVID-19-based financial and other considerations.

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Employee agreements

Effective January 1, 2022, the Company modified its Employment Agreements with Dr. Jacobs, Mr. Ellis and Mr. Townsend to eliminate Restricted Stock Unit payment obligations, replacing them with an obligation to deliver at-the-money Warrants as described below. Our financial statements showed that while the use of RSUs worked to limit the tax liabilities of our key executives they also had an outsized negative impact on our revenue statement for accrued liabilities.

The Warrants are to be issued twice each year, with an exercise price at the OTC Markets closing on June 30 and December 31 (or the business day immediately preceding); for a number of shares equal to 2 times the number due under the Employment Agreements. The Warrants expire one (1) year after separation from the Company and have cashless exercise provisions.

We believe the deferred compensation provided by the Warrants, as designed, will continue to incentivize our key executives without tax burdens on them while ensuring our financial presentation accurately reflects the real cost of such compensation.

Effective February 2, 2022, the Company entered into a Consulting Agreement with Thomas J. Mohr. This Agreement was part of the definitive patent right acquisition agreement relating to the oxygenated water technology. This Agreement calls for payment to Mr. Mohr of $2,500 per month for a period of three (3) months, and $5,000 per month thereafter,

On March 18, 2022, the Company filed a Form 1-A with the Securities and Exchange Commission covering a plan to sell up to 200,000,000 shares of common stock for prices between 0.005 and 0.01 per share. We amended this offering on May 3, 2022, and it has not yet been deemed effective.

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

Our current product line for humans includes PluriCell®, PluriPain®, PrimiLungs™, PrimiLive® and PrimiSleep™. We also market the Lung Flute™ and PrimiLungs™ as a combination product in our Lung Armor™ packaging, emphasizing the anti-viral properties of the nutraceutical and general respiratory health benefits from use of the device. PrimiLive® is a nootropic formulation that enhances mental clarity and endurance; PrimiSleep™ is a natural soporific that aids relaxation and sleep quality. We acquired the licenses for these products during 2021, and have commence marketing activities for these products.

Our animal products include an Equine All-in-One® formulation, which we market to trainers, horse owners and boarding stables. Anecdotal and testimonial reports are that the equine products provide significant relief from exercise induced pulmonary hemorrhaging, as well as improved coat and mane appearance and hoof health.

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

While we continue to investigate and acquire nutraceutical products for humans and animals, all of our current activities are reliant on marketing and distributing products developed and owned by others. We do not own the formulations for our key products and manufacture and market them under an agreement with the developer that requires payment of a royalty and license agreement

We are reliant on direct and indirect sales of the Primi and Pluri lines for humans and the All-in-One animal products for revenues, along with Lung Armor™, none of which has produced any significant revenue yet. We have very limited experience in marketing and have yet to develop reliable sales expectations and forecasting.

Market and Marketing

We market our science-based, quality nutraceuticals to a broad base of the population in the U.S., and are exploring marketing prospects in Asia, Australasia, the Middle East, and Europe. The Company’s current target markets also include equine and canine companion animals and equine competitors in the U.S., Australasia and the Middle East.

During June 2021, we commenced use of social media professionals and existing connections to create awareness about our human products’ benefits. The initial results were not satisfactory and a recast, animal product-specific program that followed later in 2021, similarly failed. We are developing affiliate marketing opportunities and recognized that a broader campaign using traditional advertising along with social media and more contemporary marketing tools is necessary. We anticipate a re-launch of our social media and internet-based marketing activities in 2Q 2022, and have commenced this work with a complete website redesign.

We are pursuing scientific surveys and other testing to demonstrate the usefulness of our products. While we do not anticipate developing testing protocols suitable for FDA approvals, we expect anecdotal and testimonial reports that will be useful in our marketing efforts. The Company is currently participating in a survey involving the use of PluriPain® by patients suffering from Gadolinium Deposition Disease (“GDD”). The survey, conducted in collaboration with a research team affiliated with Stanford University, has produced promising results, with 60% of a small subject population reporting significant relief. We have undertaken preliminary steps toward developing a survey/research protocol for use of the Lung Flute™ by long-term tobacco smokers and persons regularly exposed to second-hand tobacco smoke. We expect to continue these explorations in 2Q and 3Q 2022.

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

The Lung Flute™, especially when used with PrimiLungs™, shows great promise. The device is an FDA-cleared Class II medical device that employs user-generated acoustic waves to loosen lung secretions for expulsion. In short, the device helps users clear their lungs. In conjunction with the anti-viral function of PrimiLung™, the Lung Armor™ package presents great opportunities in view of current concern related to an endemic viral environment.

In addition, we are investigating the use of a formulation of PluriPain® targeted toward the symptoms of pre-menstrual syndrome and menstrual pain. Anecdotal and testimonial reports have long noted that users obtain relief from these symptoms with use of the PluriPain® product, and we have made adjustments and additions to the formulation to target these symptoms. Early reports are promising, and we expect marketing efforts to emphasize the usefulness of our product to alleviate PMS-related symptoms.

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

With regard to animal products, the Company’s Livestock Impact Division markets a line of effect Equine All-in-One® products. The President of the Division is Bruce Colclasure, a National Cutting Horse Association champion who owns and operates the Flying C Bar Ranch and is the breeder and trainer of over 80 NCHA champion cutting horses. Mr. Colclasure uses and endorses our Equine All-in-One® and booster products and provides valuable feedback and testimonials regarding its function. In addition, a high-performance formulation of our All-in-One product is used by quarter horse trainers at facilities in Oklahoma and New Mexico, with exceptional results. We expect to use these results in our marketing efforts in 2022 and to expand our outreach program for performance horse trainers.

In light of the failures of our social media campaigns, in 2021, we commenced a marketing affiliate outreach program, directly contacting the principals of horse clubs and associations, offering discounts, samples and other inducements, seeking to develop “product champion” and “maven” relationships. We contacted principals in organizations with thousands of members and many more thousands of horses. We distributed samples and marketing materials to approximately 40 principals and influencers in regional and breed-specific equine associations. Initial returns are promising and we expect to complete our information returns in 2Q 2022.

Based in part on these initial returns, effective March 3, 2022, we commenced print and internet ad campaigns in two equine sports magazines, Quarterhorse News and Barrel Horse News; print ads begin in one publication during April 2022, to expand later in 2022. Internet ads are currently running.

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

We contract exclusively with manufacturers that utilize pharmaceutical grade facilities to assemble and package our products, all of which is subject to our inspection and approval. Fulfillment of retail internet and direct-to-reseller orders are conducted from our warehouse facilities. BioAdaptives actively investigates new products, techniques and novel applications of existing products or technology in our research. The Company’s research work has centered on investigations of all-natural supplement formulations including those that activate primitive cells, including stem cells and their derivatives,

With regard to medical devices, we purchase the LungFlute™, an FDA cleared Class II device, from a company affiliated with the patent holder; it too is manufactured in NSF-certified/GMP-compliant facilities. We do not expect to develop any direct capability to manufacture medical devices for numerous reasons, including a lack of capital and the fact that the amortized cost of such facilities, if we were to construct or acquire them, is generally far higher compared to the cost of purchase of a finished product.

We are exploring the means to bring one or more oxygenated water products to market. Our technology has been tested in a large scale plant to produce bottled water, so we know the process is viable and the machinery functional. The costs of using our technology is modest – pennies per bottle – but we recognize there are numerous better-capitalized manufacturers, many of whom also have excellent branding. We are currently arranging a Pilot Run of our oxygenated water product and intend to roll-out a marketing program based on user testimonials. We will also consider licensing opportunities with competitors or other manufacturers.

As noted above, it is our intention to operate primarily as a marketing company, developing consumer markets for nutraceutical products and medical devices that we license or market for others.

Employees

The Company currently has 3 full-time non-executive employees and 4 part-time employees. We retain hourly labor on an as-needed basis and professional consultants to operate our business. Management of the Company expects to continue use of outside consultants, attorneys, and accountants, as necessary, so long as it is seeking and evaluating business opportunities. The need for additional employees, and their availability, will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

2. LIQUITITY AND CAPITAL RESOURCES:

Liquidity -- Financial Performance – Three Months Ended March 31, 2022 and 2020

We had a net loss of $367,131 for the three-month period ended March 31, 2022, which was $124,772 less than the net loss of $491,903 for the three-month period ended March 31, 2021. The change in our results over the two periods is primarily in a slight revenue increase generated and a considerable decrease in operating and other expenses, specifically, stock-based compensation.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2022 and 2021:

	2022	2021	Changes
Revenue	5,533	4,518	1,015
Cost of Sales	3,590	2,022	1,568
Operation Expenses	176,199	216,388	(40,189)
Other income (expenses)	(192,875)	(278,011)	85,136
Net Income (loss)	(367,131)	(492,903)	124,772

Revenue

Our revenues have been derived entirely from product sales.

Cost of Sales

Our cost of sales is primarily derived from contract manufacturing expenses and shipping and handling expenses related to customer fulfillment. We also expense marketing expenses, which includes the cost of samples or products provided for promotional purposes and website content development. We have contracted for consulting services relating to a social media outreach campaign, and we expect expenses to accrue for such services in 2Q 2022, and beyond.

Operation Expenses

Our general, administrative and professional fees are largely attributable to office, rent, advertising, consultants and transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company as well as stock-based compensation for officers, directors and consultants.

Other Income (Expense)

The Company recorded interest expense of $30,099 and $61,416 for the three months ended March 31, 2022, and 2021.

Net Loss

As a result of our operating expenses the Company reported a net loss of ($367,131) and ($491,903) for the three months ended March 31, 2022 and 2021.

Capital Resources – Balance Sheet and Cash Flows

Our balance sheet as of March 31, 2022 reflects current assets of $60,530, including cash in the amount of $55,789 and working capital deficiency in the amount of $1,424,695. We currently meet cash requirements by infusions of cash from issuance of notes to finance partners. Most of these notes have conversion features that require accounting for derivative liabilities. We are hopeful that our pending Reg. A+ offering will reduce our financing costs but can provide no assurances as to whether our offering will be successful.

Working Capital (Deficiency)

	March 31	March 31
	2022	2021	Change
Current Assets	60,530	88,876	28,346
Current Liabilities	1,485,225	1,241,624	(243,601)
Working Capital (Deficiency)	1,424,695	1,152,748	(271,947)

Cash Flows

	Three Months Ended March 31
	2021	2021	Change
Cash provided by (used in) Operating Activities Cash provided in Investing Activities	(61,157)	(60,361)	(796)
Cash provided by (used in) Financing Activities
Net Increase (Decrease) In Cash During Period	55,789	24,226	31,543

Net cash used by operating activities during the three months ended March 31, 2022 was $61,157, an increase of $796 from the $60,361 net cash used in operating activities during the three months ended June 30, 2021.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 was $34,010, a decrease of $45,990 from the $80,000 net cash provided in financing activities during the three months ended March 31, 2021.

As of March 31, 2022, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

On March 31, 2022, we had $55,789 of cash on-hand and an accumulated deficit of $7,023,240, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2021. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2022, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2022: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Covid-19 Pandemic Impact and Risk

At this time, it is not possible to fully assess the impact of the COVID-19 pandemic on the Company’s operations and capital requirements. Business activities in 2020 and 2021 were substantially curtailed: Our key executives were unable to travel, which impacted our financing operations. Consumer demand was generally down in our target markets, even though we offer products that are generally considered to promote health. We delayed much of our marketing activity due to travel, funding and perceived demand issues. We re-launched our marketing efforts during this reporting period, which have been slow to gain traction.

Should the COVID-19 pandemic reignite, the Company may be faced with the same headwinds we saw during 2021, which may adversely affect the Company’s ability to (i) retain employees and consultants; (ii) obtain additional financing on terms acceptable to the Company, if at all; (iii) delay regulatory submissions and approvals, if required; (iv) delay, limit or preclude the Company from securing manufacturing sites, partnerships or marketing agreements; (v) delay, limit or preclude the Company from achieving technology or product development goals, milestones, or objectives; and (vi) preclude or delay entry into joint venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to execute on its business plan.

The Company’s priority and commitment is to the health and security of its team members, their families and its partners through this unprecedented pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued equity securities during this reporting period to satisfy convertible notes to our finance partner, Sixth Street Lending, LLC.; the structure and terms of these obligations is the same as made in previous periods. Notes will come due during the periods ending June 15 to October 15, 2022, and we anticipate issuance of common shares upon Sixth Street’s demand.

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

We modified these Employment Agreements during this reporting period by substituting Warrants and a small cash stipend for the RSUs. The Company made these adjustments to limit the impact of accruals for these to-be-issued shares on our revenue statement.

Item 3. Defaults Upon Senior Securities

The Company has no senior securities, but has outstanding instruments previously characterized as unsecured convertible debentures. These instruments are not senior to any other Company Obligations. The Company arranged extension and forbearance agreements with the holders of these 12% Debentures, which were issued in 2018 and were due at various times in 2020. Our agreement called for the extension of these obligations on the same terms until December 31, 2021, in exchange for current interest payments and delivery of 280,000 shares of its common stock (total). We are currently in default on these obligations but are working on an alternative resolution.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Nothing to add.

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

Dated: May 12, 2022

/s/ Dr. Edward E. Jacobs, M.D.
Dr. Edward E. Jacobs, M.D. Chief Executive Officer

/s/ Robert W. Ellis
Robert W. Ellis Principal Financial Officer

