Form 10-Q
period 2022-09-30
BIOADAPTIVES, INC.
filed 2022-11-14
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

160,487,511 common shares issued and outstanding as of   November 7, 2022.

    BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash	$17,909	$82,936
Prepaid expense	-	1,000
Marketable securities	32	190
Inventory	8,000	4,750
Total Current Assets	25,941	88,876

License and patent, net	3,674	59,709
TOTAL ASSETS	$29,615	$148,585

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	400,244	247,750
Derivative liabilities	791,095	557,042
Current portion of convertible notes - net of discount of $6,862 and $13,333	423,888	403,117
Note payable - related party	10,246	33,715
Total Current Liabilities	1,625,473	1,241,624

Total Liabilities	1,625,473	1,241,624

Stockholders’ Deficit:
Preferred stock, ($0.0001 par value, 10,000,000 shares authorized;
Series A Preferred Stock 4,000,000 shares designated; 1,600,000 issued and outstanding, respectively	160	160
Series B Preferred Stock 6,000,000 shares designated; no share issued and outstanding	-	-
Common stock ($0.0001 par value, 750,000,000 shares authorized; 132,935,864 and 50,819,780 shares issued and outstanding, and 10,000 issuable, respectively)	13,294	5,082
Additional paid-in capital	5,914,090	5,557,828
Accumulated deficit	(7,523,402)	(6,656,109)
Total Stockholders’ Deficit	(1,595,858)	(1,093,039)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$29,615	$148,585

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$3,337	$5,342	$13,192	$15,925
Cost of revenue	1,337	2,227	7,096	6,962
Gross Profit	2,000	3,115	6,096	8,963

Operating Expenses
General and administrative	43,981	110,456	236,698	152,776
Professional fees	30,588	20,929	102,532	58,551
Stock based compensation	-	-	-	163,900
Amortization of license and patent	4,476	44,583	61,464	92,083
Total Operating Expenses	79,045	175,968	400,694	467,310

Other Income (Expense)
Unrealized gain (loss) on marketable securities	(31)	(423)	(158)	(106)
Interest expense	(94,106)	(64,543)	(199,572)	(141,792)
Change in fair value of derivative liabilities	(105,143)	203,303	(272,965)	(184,420)
Loss on settlement of debt	-	-	-	(51,000)
Total Other Income (Expense)	(199,280)	138,337	(472,695)	(377,318)

Loss before income taxes	(276,325)	(34,516)	(867,293)	(835,665)

Net Loss	$(276,325)	$(34,516)	$(867,293)	$(835,665)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	89,333,996	33,818,539	77,615,330	31,687,123

The accompanying notes are an integral part of these unaudited consolidated financial statements

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Nine months ended September 30, 2022

	Series A
	Preferred		Common		Additional
	stock		stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2021	1,600,000	$160	50,819,780	$5,082	$5,557,828	$(6,656,109)	$(1,093,039)

Common stock issued for conversion of debt	-	-	7,540,799	754	51,263	-	52,017
Debts forgiveness - related party	-	-	-	-	10,000	-	10,000
Net loss for the period	-	-	-	-	-	(367,131)	(367,131)
Balance, March 31, 2022	1,600,000	$160	58,360,579	$5,836	$5,619,091	$(7,023,240)	$(1,398,153)

Common stock issued for conversion of debt	-	-	19,096,904	1,910	119,705	-	121,615
Warrant issued for Patent’s acquisition	-	-	-	-	5,429	-	5,429
Net loss for the period	-	-	-	-	-	(223,837)	(223,837)
Balance, June 30, 2022	1,600,000	$160	77,457,483	$7,746	$5,744,225	$(7,247,077)	$(1,494,946)

Common stock issued for conversion of debt	-	-	55,478,381	5,548	169,865	-	175,413
Net loss for the period	-	-	-	-	-	(276,325)	(276,325)
Balance, September 30, 2022	1,600,000	$160	132,935,864	$13,294	$5,914,090	$(7,523,402)	$(1,595,858)

For the Three and Nine months ended September 30, 2021

					Additional
	Series A Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2020	-	$-	21,591,942	$2,159	$4,225,217	$(5,606,161)	$(1,378,785)

Series A preferred stock issued for settlement of debt - related party	600,000	60	-	-	74,940	-	75,000
Series A preferred stock issued for license fee	500,000	50	-	-	102,450	-	102,500
Common stock issued for conversion of debt	-	-	10,792,873	1,079	485,533	-	486,612
Common stock issued for service	-	-	1,000,000	100	163,800	-	163,900
Cancellation of common stock - officers	-	-	(352,390)	(35)	35	-	-
Net loss for the period	-	-	-	-	-	(491,903)	(491,903)
Balance, March 31, 2021	1,100,000	$110	33,032,425	$3,303	$5,051,975	$(6,098,064)	$(1,042,676)

Net loss for the period	-	-	-	-	-	(309,246)	(309,246)
Balance, June 30, 2021	1,100,000	$110	33,032,425	$3,303	$5,051,975	$(6,407,310)	$(1,351,922)

Series A preferred stock issued for license fee	500,000	50	-	-	90,950	-	91,000
Common stock issued for conversion of debt	-	-	2,767,620	277	82,875	-	83,152
Net loss for the period	-	-	-	-	-	(34,516)	(34,516)
Balance, September 30, 2021	1,600,000	$160	35,800,045	$3,580	$5,225,800	$(6,441,826)	$(1,212,286)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(867,293)	$(835,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	163,900
Change in fair value of derivative liabilities	272,965	184,420
Amortization of license and patent	61,464	92,083
Amortization of debt discount	161,221	98,481
Loss on settlement of debt	-	51,000
Unrealized loss on investments in marketable securities	158	106
Changes in operating assets and liabilities:
Inventory	(3,250)	4,214
Prepaid expense and other current assets	1,000	(1,000)
Accounts payable and accrued liabilities	172,177	119,213
Due to related party	1,803	-
Net Cash Used in Operating Activities	(199,755)	(123,248)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from related party	1,623	1,623
Repayment to related party	(1,623)	(1,623)
Repayment of notes payable - related party	(25,272)	(20,000)
Proceeds from convertible notes	160,000	205,000
Net Cash Provided by Financing Activities	134,728	185,000

Net change in cash	(65,027)	61,752
Cash at beginning of period	82,936	4,587
Cash at end of period	$17,909	$66,339

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$4,728	$16,424

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability recognized as debt discount	$142,000	$120,000
Issuance of common stock for conversion of debt	$349,045	$569,764
Issuance Series A preferred stock for license fee	$-	$193,500
Issuance Series A preferred stock for settlement of debt - related party	$-	$60
Debts forgiveness - related party	$10,000	$-
Warrant issued for Patent’s acquisition	$5,429	$-
Cancellation of common stock	$-	$35

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

The Company’s current nutraceutical products are natural plant- and algal-based dietary supplements for humans and animals developed with our knowledge of natural foods. Our product lines include PluriCell®, PluriPain®, and PrimiLung™ for humans along with Equine All-in-One™ and a related Booster for horses.

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

In February 2022, the Company acquired US Patent rights to a process that increases dissolved oxygen in water.  The process produces MorO2, ingestion of which is believed to increase diffusion of oxygen into muscle tissues.  The Company is developing a business plan to manufacture and market products based on the MorO2 technology.

The Company’s corporate office is located at 2620 Regatta Drive, Suite 102, Las Vegas, NV 89128, and it maintains fulfillment facilities at 4385 Cameron Street, Suite B, Las Vegas, NV 89103.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. Additional strains of COVID-19 are currently in circulation, and the CDC has stated that the virus will continue to impact the US population.  As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position on September 30, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained.

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

The following table summarizes fair value measurements by level on September 30, 2022, and December 31, 2021, measured at fair value on a recurring basis:

 Fair Value Measurements as of September 30, 2022, Using:

	Total Carrying Value	Quoted Market Prices in Active	Significant Other Observable	Significant Unobservable
	as of September 30,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$32	$32	$-	$-

Liabilities
Derivative liabilities	$791,095	$-	$-	$791,095

Fair Value Measurements as of December 31, 2021, Using:

	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$190	$190	$-	$-

Liabilities
Derivative liabilities	$557,042	-	-	557,042

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $7,523,402 as of September 30, 2022. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises  substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. MARKETABLE SECURITIES

Equity securities on September 30, 2022, and December 31, 2021, were comprised of 105,736 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $32 and $190, respectively.

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

During the nine months ended September 30, 2022, and 2021, the Company recognized $59,709 and $47,500 in amortization expenses of license fees, respectively. As of September 30, 2022, and December 31, 2021, the asset value of the licenses was $0 and $59,709, respectively.

On February 2, 2022, the Company entered in a Patent Purchase and Consulting Agreement (“Agreement”) with an individual as inventor of the technology identified in and owns US Patent No. U.S. Patent 9,783,432B (the “Patent”), which covers technology used in enhancing the capability of water to hold significantly larger amounts of oxygen. The Company granted 1,000,000 shares warrant and has capitalized the cost of $5,429 as patent

During the nine months ended September 30, 2022, the Company recognized $1,755 in amortization expenses of patent cost. As of September 30, 2022, the asset value of the patent was $3,674.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities on September 30, 2022, and December 31, 2021, consist of the following.

	September 30,	December 31,
	2022	2021
Accounts payable	$5,340	$1,750
Accrued salary	300,000	166,666
Accrued interest	92,282	68,341
Accrued liabilities	2,622	10,993
	$400,244	$247,750

7. CONVERTIBLE NOTES

Convertible notes on September 30, 2022, and December 31, 2021, consists of the following:

	September 30,	December 31,
	2022	2021
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - issued fiscal year 2021	-	105,450
Convertible Notes - issued fiscal year 2022	119,750	-
Total convertible notes payable	430,750	416,450

Less: Unamortized debt discount	(6,862)	(13,333)
Total convertible notes	423,888	403,117

Less: current portion of convertible notes	423,888	403,117
Long-term convertible notes	$-	$-

For the nine months ended September 30, 2022, and 2021, the interest expense on convertible notes was $37,903 and $41,847, respectively. As of September 30, 2022, and December 31, 2021, the accrued interest was $91,320 and $63,100, respectively.

The Company recognized amortization expense related to the debt discount of $161,221 and $98,481 for the nine months ended September 30, 2022, and 2021, respectively, which is included in interest expense in the statements of operation.

Conversion

During the nine months ended September 30, 2022, the Company converted notes with principal amounts of $158,450 and accrued interest of $9,683 into 82,116,084 shares of common stock. The corresponding derivative liability at the date of conversion of $180,912 was credited to additional paid in capital.

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

Convertible Notes - Issued during the year ended December 31, 2022

During the nine months ended September 30, 2022, the Company issued a total principal amount of $172,750 in convertible notes for cash proceeds of $160,000. The terms of convertible notes are summarized as follows:

•	Term one year;

•	Annual interest rates 10%;

•	Convertible at 180 days from issuance

•	Conversion prices are based on 39% discount to the lowest trading price during the 20-trading day period ending on the latest complete training day prior to the conversion date.

The Company valued the conversion feature using the Black-Scholes pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the nine months ended September 30, 2022, amounted to $186,933, and $142,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $44,933 was recognized as a “day 1” derivative loss.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2022. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the nine months ended September 30, 2022, and year ended December 31, 2021, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine Months Ended	Year ended
	September 30,	December 31,
	2022	2021
Expected term	0.06 - 0.51 years	0.02- 0.51 years
Expected average volatility	72% - 164%	128% - 315%
Expected dividend yield	-	-
Risk-free interest rate	0.17% - 3.28%	0.03% - 0.07%

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2022.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2021	$557,042

Addition of new derivatives recognized as debt discounts	142,000
Addition of new derivatives recognized as loss on derivatives	44,933
Settled on issuance of common stock	(180,912)
(Gain) loss on change in fair value of the derivative	228,032
Balance - September 30, 2022	$791,095

The aggregate loss on derivatives during the nine months ended September 30, 2022, and 2021 was as follows:

	Nine Months Ended
	September 30,
	2022	2021
Day one loss due to derivative liabilities on convertible notes	$44,933	$143,392
Loss on change in fair value of the derivative liabilities	228,032	41,028
	$272,965	$184,420

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

The Company may use the Series A Preferred Stock for the purpose of asset acquisition or in satisfaction of recognized debt; they are not otherwise available for sale. The Series A Preferred Stock have enhanced voting privileges under certain circumstances; the collective right to appoint elect one director, at the Holders’ option; and conversion-to-common rights at a 5:1 ratio.

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

During the nine months ended September 30, 2022, the Company issued 82,116,084 shares of common stock valued at $349,045 for conversion of debt.

As of September 30, 2022, and December 31, 2021, there were 132,925,864 and 50,809,780 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of September 30, 2022, and December 31, 2021, there were 10,000 shares of the Company’s common stock issuable.

Warrant

On February 6, 2022, in conjunction with purchase of patent, the Company granted 1,000,000 shares for period of two years with exercise price of $0.006 per share. The fair value of granted shares at the issuance date was $5,429. The Company recorded warrant as additional paid-in-capital.

For the nine months ended September 30, 2022, the estimated fair values of the warrant measured on a recurring basis are as follows:

Nine months Ended
September 30,
2022
Expected term	2.00 years
Expected average volatility	235%
Expected dividend yield	-
Risk-free interest rate	1.31%

10. RELATED PARTY TRANSACTIONS

Notes payable - related party

During the nine months ended September 30, 2022, and 2021, the Company repaid notes payable of $25,272 and $20,000 and accrued interest of $4,728 and $0 to a related party, respectively. During the nine months ended September 30, 2022, and 2021, the Company recognized interest of $448 and $1,464, respectively.

As of September 30, 2022, and December 31, 2021, the Company recorded notes payable - related party of $8,443 and $33,715 and accrued interest of $961 and $5,241, respectively. The note is a 4% interest bearing promissory note that the term is 1 year.

Due to related party

During the nine months ended September 30, 2022, Dr. Edward E. Jacobs, M.D., our CEO, advanced $2,346 for operating expenses and $543 was reimbursed. As of September 30, 2022, due to related party of $1,803.

Employee agreements

On January 1, 2022, the Company entered into a Restricted Stock Unit Termination Agreement for modification of employment agreements signed during 2021 with Dr. Edward E. Jacobs, M.D, Charles Townsend and Robert Ellis. The employees agreed to waive all rights under previously issued RSUs as of January 1, 2022, in exchange for one -time issuance 100,000 shares of restricted common stock. In addition, the Employment Agreement was modified to provide for compensation in the form of a number of Warrants, equivalent to twice (2X) the number of shares previously payable in RSUs and the exercise price of the Warrant shall be the OTC Market price of the Company’s common shares.

During the nine months ended September 30, 2022, the Company accrued salary of $133,334.

Debt forgiveness

During the nine months ended September 30, 2022, the Company recognized $10,000 accrued salary payable to Robert Ellis related to year 2020 as additional paid-in -capital, based on released agreement in year 2020 due to COVID-19-based financial and other considerations.

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

1.  OUR BUSINESS

Overview

BioAdaptives’ core business is to investigate, market and distribute natural plant, algal and mushroom-based products and medical devices that improve health and wellness for humans and animals, with an emphasis on pain relief, anti-viral function, and anti-aging properties.

Effective November 15, 2021, the Company entered into a marketing agreement for an FDA-cleared Class II medical device, the Lung Flute™.. The Company is also exploring agreements with other medical device manufacturers; the owners of intellectual property relating to medical devices and processes; and marketing companies associated with these manufacturers and owners.

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

Our current product line for humans includes PluriPain®, PrimiLungs™, SleepEZ™(formerly PrimiSleep) and MindnMemory™, which is an improvement on the discontinued PrimiLive® product. The Company has recently launched Cell Rejuven™, an anti-aging cell rejuvenation formulation. We also market the Lung Flute™ and PrimiLungs™ product in our Lung Armor™ packaging, emphasizing the anti-viral properties of the nutraceutical and general respiratory health benefits from use of the non-invasive FDA-cleared device.  MindNMemory™ is a nootropic formulation designed to enhance mental clarity and memory; SleepEZ™ is a natural soporific that aids relaxation and sleep quality.  We acquired the SleepEZ™ license in 2021 as PrimiSleep™, and the revised formulation for MindnMemory™ during 2022, and have commenced marketing activities for these products.  Sales of the LungFlute™ have not met our expectations and we anticipate concentrating in marketing this device through wholesale channel instead.

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

Effective February 2, 2022, the Company acquired the option to purchase U.S. Patent No. 9,783,432B (the “Patent”), covering technology used in enhancing the capability of water to hold significantly larger amounts of oxygen.  Since June 6, 2022, we entered into a services agreement with Wildpack Beverages in Las Vegas, Nevada to co-pack a pilot run (1333 cases) of this Product.  However, since technical problems prevented completion of the planned pilot run, we are still working with Wildpack to rectify these issues.

While we continue to investigate and acquire nutraceutical products for humans and animals, all of our current activities are reliant on marketing and distributing products developed and owned by others. Currently, we do not own the formulations for our key products and manufacture and market them under an agreement with the developer that requires payment of a royalty and license agreement. We are negotiating towards acquiring some of these formulations.

We are reliant on direct web sales of the nutraceutical lines for humans and the All-in-One animal products for revenues, none of which has produced any significant revenue yet.  Because of this, we are now exploring the wholesale and affiliate markets for their sales. We have very limited experience in marketing and have yet to develop reliable sales expectations and forecasting.

Market and Marketing

We market our science-based, quality nutraceuticals to a broad base of the population in the U.S., and are exploring marketing prospects in Asia, Australasia, the Middle East, and Europe. The Company’s current target markets also include equine and canine companion animals and equine competitors in the U.S., Australasia and the Middle East.

During June 2021, we commenced use of social media professionals and existing connections to create awareness about our human products’ benefits.  The initial results were not satisfactory and a recast, animal product-specific program that followed later in 2021, did not achieve the desired results.  We are developing affiliate marketing opportunities and recognize that a broader campaign using traditional advertising along with social media and more contemporary marketing tools is necessary.  We started to re-launch our internet-based marketing activities in Q3 2022, commencing with a series of individual product websites, and are exploring wholesale, white-label and strong affiliate marketing opportunities.

We are pursuing scientific surveys and other testing to demonstrate the usefulness of our products.  While we do not anticipate developing testing protocols suitable for FDA approvals, we expect anecdotal and testimonial reports that will be useful in our marketing efforts.  The Company participated in a survey involving the use of PluriPain® by patients suffering from Gadolinium Deposition Disease (“GDD”), and a combination of products for COVID Long Hauler patients.   In the GDD survey, 60% of a small subject sample reported significant relief.  The COVID Long Hauler survey has limited participation to date and no reported results.  We expect to continue these explorations in the 4Q 2022.

Although we believe our newly formulated MindNMemory™ product is a substantial improvement over PrimiLive™, our other products have not substantially changed:  We offer premium nutraceutical preparations containing the best quality all-natural botanical, algal and mushroom ingredients.  We will continue to emphasize the unique qualities, use and function of our nutraceuticals.  We intend to create market share in our target demographic by (i) emphasizing the benefits of our proprietary algal-mushroom based, all-natural, stimulant-free, sugar-free, non-GMO ingredients that combine with proven Traditional Chinese Medicine and Ayurvedic botanicals into science-based formulations, (ii) investigating additional products in response to market demand and testing, and (iii) utilizing our marketing operation to act as its sales and distribution arm to seek additional channels for sales coverage.

As noted above, we entered into licensing agreements for the PrimiLive® and Primisleep™ products during 2021 and  changed the name PrimiSleep™ to SleepEZ™ to reflect on its capabilities as well as developing our reformulated MindnMemory™ during 2022. We also launched the advanced Cell product, Cell Rejuven™ and we are finishing the soon to launch PROTEINnMORE™, a protein nutritional supplement to enhance physical performance. While these products are all-natural botanical formulations, as our other nutraceutical products, they represent a departure from our existing product lines because they are targeted to specific markets:  MindnMemory™ is a nootropic, intended to improve concentration and mental acuity; our initial marketing efforts are oriented toward Seniors and e-gamers.  SleepEZ™ is intended for use as an aid to relaxation, with an emphasis on improving the quality of sleep. Cell Rejuven™ is an improved primitive cell anti-aging formulation that promotes high quality hair and nail growth, improves mood  We believe these products can be used in a complementary manner, to maintain on-task endurance and then to unwind and recover from such activities.

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

We are also currently exploring the food and beverage market in formulating protein powder with complete proteins and also an energy coffee alternative for 4Q.

We are also exploring the combination of PluriPain®, PrimiLung™ and SleepEZ™ for COVID Long Haulers in the on-going Survey conducted by Regina Sutton, M.D. These specific formulations address some of the most troubling symptoms of long-term COVID sufferers, including brain fog, pain and sleep problems.

.

With regard to animal products, the Company’s Livestock Impact Division entered into a Marketing Agreement with the owners of its Equine All-in-One™ products. The President of the Division is Bruce Colclasure, a National Cutting Horse Association champion who owns and operates the Flying C Bar Ranch and is the breeder and trainer of over 80 NCHA champion cutting horses.  Mr. Colclasure uses and endorses our Equine All-in-One™ and booster products and provides valuable feedback and testimonials regarding its function.  In addition, a high-performance formulation of our All-in-One product is used by quarter horse trainers at facilities in Oklahoma and New Mexico, with exceptional results.  We expect to use these results in our marketing efforts in 2022 and to expand our outreach program for performance horse trainers.

In light of the failures of our social media campaigns, in 2021, we commenced a marketing affiliate outreach program for the equine products, directly contacting the principals of horse clubs and associations, offering discounts, samples and other inducements, seeking to develop “product champion” and “maven” relationships.  We contacted principals in organizations with thousands of members and many more thousands of horses.  We distributed samples and marketing materials to approximately 40 principals and influencers in regional and breed-specific equine associations and anticipate feedback from these marketing initiatives in the fourth quarter.

Based in part on these initial returns, effective March 3, 2022, we commenced print and internet ad campaigns in two equine sports magazines, Quarterhorse News and Barrel Horse News; print ads in these two magazines began in April 2022, and has continued  throughout 3Q in 2022.

Manufacturing

All of the Company’s nutraceutical products are considered dietary supplements or natural foods, and we carefully avoid making health, drug or disease cure claims that could trigger regulatory compliance issues and affect our ability to market BioAdaptives products. Our active ingredients are all plant-, algal and mushroom-based and sourced worldwide from reputable suppliers who employ stringent compliance and sustainable agriculture practices .

We contract with manufacturers to assemble and package our products, all of which are subject to our inspection and approval. Fulfillment of retail internet and direct-to-reseller orders are conducted from our warehouse facilities. BioAdaptives actively investigates new products, techniques and novel applications of existing products or technology in our research. The Company’s research work has centered on investigations of all-natural supplement formulations that activate primitive cells, including stem cells and their derivatives, and natural ingredients that encourage stem cell proliferation.

As noted above, it is our intention to operate primarily as a research and  marketing company, developing consumer markets for nutraceutical products and medical devices that we license or market for others.

Employees

The Company currently has 3 executive employees and 3 part-time employees.  We retain hourly labor on an as-needed basis and professional consultants to operate our business. Management of the Company expects to continue to use outside consultants, attorneys, and accountants, as necessary, so long as it is seeking and evaluating business opportunities. The need for additional employees, and their availability, will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

2.  LIQUITITY AND CAPITAL RESOURCES:

Liquidity -- Financial Performance –  Three Months Ended September 30, 2022, and 2021

We had a net loss of $276,325 for the three-month period ended September 30, 2022, which was $$241,809 more  than the net loss of $$34,516 for the three-month period ended September 30, 2021. The change in our results is mainly due to the Change in fair value of derivative liabilities for September 30, 2021.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended September 30, 2022, and 2021:

	2022	2021	Changes
Revenue	3,337	5,342	(2,005)
Cost of Sales	1,337	2,227	(890)
Operation Expenses	79,045	175,968	96,923
Other income (expenses)	(199,280)	138,337	(337,617)
Net Income (loss)	(276,325)	(34,516)	(241,809)

Revenue

Our revenues have been derived entirely from product sales.

Cost of Sales

Our cost of sales is primarily derived from contract manufacturing expenses and shipping and handling expenses related to customer fulfillment.  We also expense marketing expenses, which includes the cost of samples or products provided for promotional purposes and website content development.  We have contracted for consulting services relating to website and product label redesign and another web sales outreach campaign, and we expect expenses to accrue for such services in 4Q 2022, and beyond.

Operation Expenses

Our general, administrative and professional fees are largely attributable to office, rent, advertising, consultants and transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company as well as stock-based compensation for officers, directors and consultants.

Other Income (Expense)

The Company recorded interest expenses of $94,106 and $64,543 for the three months ended September30, 2022, and 2021.

Net Loss

As a result of our operating expenses the Company reported a net loss of $276,326 and $34,516 for the three months ended September 30, 2022, and 2021.

Capital Resources – Balance Sheet and Cash Flows

Our balance sheet as of September 30, 2022, reflects current assets of $25,941, including cash in the amount of $17.909.  We currently meet cash requirements by infusions of cash from issuance of notes to finance partners and advances from shareholders. Most of these notes have conversion features that require accounting for derivative liabilities. We are hopeful that our pending Reg. A+ offering will reduce our financing costs but can provide no assurances as to whether our offering will be successful.

Working Capital (Deficiency)

	September 30, 2022,	September 30, 2021,	Change
Current Assets	25,941	77,278	(51,337)
Current Liabilities	1,625,473	1,390.981	(234,492)
Working Capital (Deficiency)	1,599.532	1,313703	(285,829)

Cash Flows

	Nine Months Ended September 30
	2022	2021	Change
Cash provided by (used in) Operating Activities	(199,755)	(123,248)	(76,507)
Cash provided in Investing Activities
Cash provided by (used in) Financing Activities	134,728	185,000	(50,272)
Net Increase (Decrease) In Cash During Period	(65,027)	61,752	(126,779)

Net cash used by operating activities during the nine months ended September 30, 2022, was $199,755, an increase of $76,507 from net cash used in operating activities during the nine months ended September 30, 2021.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022, was $134,728, a decrease of $50,272 from net cash provided in financing activities during the nine months ended September 30, 2021.

As of September 30, 2022, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

On September 30, 2022, we had $17,909 of cash on-hand and an accumulated deficit of $7,523,402, and as noted throughout this report and our financial statements and notes thereto, our independent auditors expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2021. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating revenue through our business. However, even if we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where we will generate profits and positive cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2022. This evaluation was carried out under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2022, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Covid-19 Pandemic Impact and Risk

At this time, it is not possible to fully assess the impact of the COVID-19 pandemic on the Company’s operations and capital requirements. While we have noted that economic headwinds have eased generally, our business is impacted by numerous other influences.  Business activities from 1Q 2020 onward were substantially curtailed:  Our key executives were unable to travel, which impacted on our financing operations.  Consumer demand was generally down in our target markets, even though we offer products that are generally considered to promote health.  We delayed much of our marketing activity due to travel, funding and perceived demand issues.

We re-launched our marketing efforts during 1Q 2022, but these have slowed to gain traction. The other factors impeding the growth of our business have significantly changed:  travel restrictions have eased, and our finance partners have cash for investments or debt issuance.  Consumer demand for our products, however, has not increased significantly.  We believe this has more to do with poor reception to our marketing initiatives and the fact that we operate in a crowded market space, with several better-known and capitalized competitors.

The CDC reports that US children and adults should remain vigilant to new mutations of the COVID-19 virus, and that the pandemic will likely continue to impact groups that comprise our intended consumers.  Should the pandemic reignite, the Company may be faced with the same headwinds we saw during 2021, which may adversely affect the Company’s ability to (i) retain employees and consultants; (ii) obtain additional financing on terms acceptable to the Company, if at all; (iii) delay regulatory submissions and approvals, if required; (iv) delay, limit or preclude the Company from securing manufacturing sites, partnerships or marketing agreements; (v) delay, limit or preclude the Company from achieving technology or product development goals, milestones, or objectives; and (vi) preclude or delay entry into joint venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to execute its business plan

During 2Q 2022, the Company commenced sponsorship of a COVID Long Hauler Survey, providing funding for scientific uses and samples of our pain, pulmonary and sleep products to participants.  While we do not (and cannot) make any manner of drug-type or treatment claims regarding disease, the Company has received anecdotal reports that certain combinations of our products provide relief from certain long-term COVID symptoms, including brain fog, persistent pain, and sleep disruptions.  Although we are careful not to make any COVID-related claims in our marketing materials, we intend to pursue this survey for general scientific purposes to determine additional uses for our products

The Company’s priority and commitment is to the health and security of its team members, their families and its partners through this unprecedented pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued equity securities during this reporting period to satisfy convertible notes to our finance partner, 1-800 Diagonal Lending, LLC.; the structure and terms of these obligations is the same as made in previous periods.  The table below sets out these issuances during the period from July 1, 2022, to and including September 30, 2022.

1800 DIAGONAL LENDING, LLC	3,850,000	07/06/2022
1800 DIAGONAL LENDING, LLC	3,850,000	07/12/2022
1800 DIAGONAL LENDING, LLC	3,850,000	07/14/2022
1800 DIAGONAL LENDING, LLC	3,722,222	07/18/2022
1800 DIAGONAL LENDING, LLC	1,718,750	07/21/2022
1800 DIAGONAL LENDING, LLC	4,687,500	08/03/2022
1800 DIAGONAL LENDING, LLC	4,687,500	08/10/2022
1800 DIAGONAL LENDING, LLC	4,687,500	08/15/2022
1800 DIAGONAL LENDING, LLC	4,666,667	08/17/2022
1800 DIAGONAL LENDING, LLC	4,642,857	08/18/2022
1800 DIAGONAL LENDING, LLC	4,692,308	08/22/2022
1800 DIAGONAL LENDING, LLC	4,692,308	08/23/2022
1800 DIAGONAL LENDING, LLC	5,730,769	08/24/2022
Total	55,478,381

Additional notes will come due during the periods ending October 18, December 31, 2022, and April 2023. We anticipate issuance of common shares upon 1800 Diagonal Lending’s demand.

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

BioAdaptives Inc.
(Registrant)

Dated: November 7, 2022	/s/ Dr. Edward E. Jacobs, M.D.
Dr. Edward E. Jacobs, M.D.
Chief Executive Officer

/s/ Robert W. Ellis
Robert W. Ellis
Principal Financial Officer