Form 10-K
period 2022-12-31
BIOADAPTIVES, INC.
filed 2023-03-31
CIK 1575142

Now

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates as of December 31, 2021 was approximately $324,563.08  based upon 32,456,308 shares issued and outstanding.

As of December 31, 2022, there were 252,544,765 shares of Common Stock issued and outstanding. As of March 24, 2023, we had 355,632,566 shares of our Common Stock issued and outstanding.

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

PART I

Item 1 - Business

The Company’s History

BioAdaptives, Inc., (“BioAdaptives,” the “Company,” “we” or “us”) was incorporated in the State of Delaware on April 19, 2013, as APEX 8 Inc. From inception through October 21, 2013, the Company was in the developmental stage and conducted virtually no business operations, other than organizational activities and preparation of a registration statement on Form 10-12g (the “Registration Statement”), which was filed with the U.S. Securities and Exchange Commission on May 3, 2013.  On June 11, 2013, the SEC staff informed the Company that it had no further comments.

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

On March 18, 2022, the Company filed a Form 1-A with the Securities and Exchange Commission covering a plan to sell up to 200,000,000 shares of common stock for prices between .005 and .01 per share. This was amended on October 7 2022 to 250,000,000 shares of common stock at the price of 0.001.

June 2 2022. BioAdaptives, sponsored a COVID Long Haul Survey conducted by independent medical researcher, Regina Sutton, M.D., Gilbert, Arizona. Dr. Sutton, will study the effects of Bioadaptives’ nutraceuticals in the management of chronic symptoms associated with COVID – 19 infections.

On February 28 2023, the Board of Directors exercised its authority under the Delaware General Corporation Law to increase the Company’s authorized common stock from 750,000,000 to 1,250,000,000; this holders of a majority of the Company’s shares consented to the increase.

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

Our current product line for humans includes PluriPain®, PrimiLungs™,SleepEZ™, MindNMemory™, Cell Rejuven™ and ProteinNMore™ .  We also market the Lung Flute™ and PrimiLungs™ product in our Lung Armor™ packaging, emphasizing the anti-viral properties of the nutraceutical and general respiratory health benefits from use of the device. Pluripain® is a fast acting long lasting all natural pain relief formulation.  MindnMemory™ is a nootropic formulation that enhances memory, focus, mental clarity and endurance; PrimiSleep™ is a natural soporific that aids relaxation and sleep quality.  Cell Rejuven™ increases Energy and Mobility and resistance to stress, activates primitive cells, improves wound healing and promotes hair and nail growth. ProteinNMore™ aids in Rapidly building lean bulk muscle, promotes muscle contractility and strength as well as helps in improving blood flow. We acquired the licenses for these products during 2021 and 2022, and have commenced marketing activities for these products.

Our animal products include Canine All-in-One™ and Equine All-in-One products for dogs and horses. These formulations evolved from Canine Regen® and Equine Regen® to trainers, horse owners and boarding stables.  Anecdotal and testimonial reports are that the equine products provide significant relief from exercise induced pulmonary hemorrhaging, as well as improved coat and mane appearance and hoof health.

Effective February 2, 2022, the Company acquired the exclusive option to purchase U.S. Patent No. 9,783,432B (the “Patent”), covering technology used in enhancing the capability of water to hold significantly larger amounts of oxygen. The Agreement also allows the Company a two-year license to use the technology covered by the Patent, including for further development of oxygenated water products for consumers.  The Agreement was more fully discussed in the Company’s Form 8-K filed on February 6, 2022.  As a result The Company formed a wholly-owned subsidiary, MORO2, Inc. to study the feasibility of this technology.

While we continue to investigate and acquire nutraceutical products for humans and animals, all of our current activities are reliant on marketing and distributing products developed and owned by others. We do not own the formulations for our key products and manufacture and market them under an agreement with the developer that requires payment of a royalty and license agreement

We are reliant on direct and indirect sales of the line of human products and the All-in-One animal products for revenues, along with Lung Armor™, none of which has produced any significant revenue yet.  We have very limited experience in marketing and have yet to develop reliable sales expectations and forecasting.

Market and Marketing

We market our science-based, quality nutraceuticals to a broad base of the population in the U.S., and are exploring marketing prospects in Asia, Australasia, the Middle East, and Europe. The Company’s current target markets also include equine and canine companion animals and equine competitors in the U.S., Australasia and the Middle East.

During 2022, we undertook direct mailing, use of social media, trade advertising and existing connections to create awareness about our human and animal products’ benefits.  We are developing affiliate marketing opportunities and recognize that a broader campaign using direct mail, and traditional advertising along with social media and more contemporary marketing tools is necessary.

We are pursuing scientific surveys and other testing to demonstrate the usefulness of our products.  While we do not anticipate developing testing protocols suitable for FDA approvals, we expect anecdotal and testimonial reports that will be useful in our marketing efforts.  The Company is currently continuing participating in a survey involving the use of PluriPain® by patients suffering from Gadolinium Deposition Disease (“GDD”).  The survey, conducted by a research team resident at Stanford University, is on-going and the early results are promising, with 60% of a small subject population reporting significant relief.  We have undertaken preliminary steps toward developing a survey/research protocol for use of the Lung Flute™ by long-term tobacco smokers and persons regularly exposed to second-hand tobacco smoke.  We expect to continue these explorations in 2Q, 2023.

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

As noted above, we entered into licensing agreements for the MindnMemory™ product during 2022.  While the product is all-natural botanical formulations, as our other nutraceutical products, they represent a departure from our existing product lines because they are targeted to specific markets:  MindnMemory is a nootropic, intended to improve memory, enhances focus, mental clarity. endurance and mental acuity; our initial marketing efforts are oriented toward e-gamers and seniors.

The Lung Flute™, especially when used with PrimiLungs™, shows promise.  The device is an FDA-cleared Class II medical device that employs user-generated acoustic waves to loosen lung secretions for expulsion.  In short, the device helps users clear their lungs.  In conjunction with the anti-viral function of PrimiLungs™, the Lung Defense™ package presents great opportunities in view of current fears of an endemic viral environment. Samples of this device were shipped to Poland for consideration for hospital use.

In addition, we are investigating the use of a formulation of PluriPain® targeted toward the symptoms of pre-menstrual syndrome and menstrual pain.  Anecdotal and testimonial reports have long noted that users obtain relief from these symptoms with use of the PluriPain® product, and we have made adjustments and additions to the formulation to target these symptoms.  Early reports regarding “PluriPain-PMS” are promising, and we expect marketing efforts to emphasize the usefulness of the new products.

With regard to animal products, in 2020, the Company formed the Livestock Impact Division, which entered into a business relationship with Livestock Impact, Inc.  We also entered into a Marketing and Licensing Agreement with the owners of these products providing us with exclusive rights to market these products. The President of the Division is Bruce Colclasure, a National Cutting Horse Association champion who owns and operates the Flying C Bar Ranch, and is the breeder and trainer of over 80 NCHA champion cutting horses.  Mr. Colclasure uses and endorses our Equine All-in-One™, Equine All-in One™ Plus and Equine All-in-One™ Extreme products and provides valuable feedback and testimonials regarding its function.  In addition, a high-performance formulation of our All-in-One product has been and is used by quarter horse trainers at facilities in Oklahoma and New Mexico, with excellent results.  We expect to use these results in our marketing efforts in 2023 and to expand our outreach program.

In 2022  we continued a marketing affiliate outreach program, directly contacting the principals of horse clubs and associations, offering discounts, samples and other inducements, seeking to develop “product champion” and “maven” relationships.  We have contacted principals in organizations with thousands of members and many more thousands of horses.  We have distributed samples and marketing materials to over 40 principals and influencers in regional and breed-specific equine associations and received good feedback from these marketing initiatives.  quarter. Our expectation is that the use of the samples by these principals will demonstrate improvements in appearance and performance and that they will, in turn, recommend the product to their members.  We delayed contracting for print and on-line ads with certain of these organizations, as well as traditional magazine and other print placements, pending further results of our sample program, which we expected to learn in 1Q and 2Q 2023.  We have, effective March 3, 2022, arranged for a print ad campaign, which in two publications during Summer 2022. We intend to follow this with a direct mailing campaign in 2023.

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

The Company believes that international sales represent a significant future growth opportunity as aging population growth outside North America exceeds 1 billion people. The Company plans to aggressively pursue international sales by adding salespeople to its marketing effort, including use of social media, developing a network in high-growth APAC regions, and continuing its efforts to register products and trademarks in attractive foreign markets.

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

BioAdaptives actively investigates new products, techniques and novel applications of existing products or technology in our research. The Company’s research work has centered on investigations of all-natural supplement formulations that activate primitive cells, including stem cells and their derivatives, and natural ingredients that encourage stem cell proliferation. In 2022, the Company started a line of products utilizing both Algae and mushrooms.

With regard to medical devices, we purchase the LungFlute™ from a company affiliated with the patent holder.  We do not expect to develop any direct capability to manufacture medical devices for numerous reasons, including a lack of capital and the fact that amortized cost of such facilities, if we were to construct or acquire them, is generally far higher compared to the cost of purchase of a finished product.

As noted above, it is our intention to operate primarily as a marketing company, developing consumer markets for nutraceutical products and medical devices that we license or market for others.

Employees

In 2022, The Company has 3 full-time non-executive employees and 4 part-time employees.  We retain hourly labor on an as-needed basis and professional consultants to operate our business.

The management of the Company expects to continue use of outside consultants, attorneys, and accountants, as necessary, so long as it is seeking and evaluating business opportunities.

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

During the period ended December 31, 2022, our revenues did not cover our expenses so that we were reliant on outside funding to continue operations.  Our products are very good and for a variety of reasons, including because we outsource our manufacturing, we are sufficiently nimble to increase production and sales if and when demand requires.  However, our marketing and exposure suffers from lack of an advertising budget, which we have not yet been able to procure.

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

To date, a significant portion of our cash needs have been met through issuance of convertible debt securities.  The notes generally carry Original Issue Discounts, provide for cash repayments during the first six (6) months after issuance (with a pre-payment penalty), and allow the holder to demand repayment by issuance of shares of common stock at a discount to market price.  In function, these convertible notes act as private placements of our securities, with a variable subscription price based on market performance.  On those terms, as subscription rather than debt, the rates and conversion amounts have so far been reasonable to us.  Moreover, our agreements with these lenders contain representations that 1) there was no public solicitation for the notes, 2) that the note holders are “accredited” investors within the meaning of SEC Regulation D, and 3) that the holders will limit their conversions in a manner to assure they never hold more than 4.99% of the Company’s issued and outstanding shares.  We have no assurances that we will be able to continue to borrow funds from these lenders and have been working to develop alternative financing means through more traditional methods.

Effective March 27, 2023, the Company’s Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock and 1,250,000,000 shares of common stock.  The Company has established a Series A and Series B preferred stock with enhanced voting and conversion privileges for use in settling recorded debt and effecting acquisition of new products and technology. The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede the implementation of the Company’s business plan.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

The Company filed a Form 1-A on March 4, 2022; this Reg A+ registration statement has not been declared effective.  The Company seeks to raise up to $1,000,000 by the sale of up to 200,000,000 shares of common stock. This was amended on October 7, 2022, to 250,000,000 shares of common stock at the price of 0.001. However, we have no assurances that we will be able to successfully raise the maximum amount sought.

COVID-19 Pandemic Responses.

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. deadlines to postpone our quarterly filings during this period.  In April 2020, the Company announced the launch of PrimiLungs™, an enhanced formulation of nutraceuticals promoting overall health and wellness through support of pulmonary immune systems.  PrimiLungs™ is currently packaged with Lung Cleanser (aka Lung Flute) in an Immune Wellness Health Defense Package- Lung Armor™.  We believe the business environment will continue to be conducive to products such as these during 2023 and beyond but can provide no assurances that our funding or other marketing initiatives will be any more successful.

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

The Company’s business plan anticipates that operations will undergo significant expansion during 2023 and beyond.  This expansion will require the Company to manage a larger and more complex organization, which could place a significant strain on our managerial, operational and financial resources.  Management may not succeed with these efforts.  Failure to expand in an efficient manner could cause expenses to be greater than anticipated, revenues to grow more slowly than expected and could otherwise have an adverse effect on the business, financial condition and results of operations.

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

The nutraceutical industry is highly competitive, with numerous companies offering products that claim similar properties to ours.  Some of these competitors are better capitalized, with the financial ability to effectively manage product development and marketing at levels we have not yet attained.   While we believe our whole plant- and algal-mushroom based products have unique benefits that should lead to commercial success, BioAdaptive’s ability to effectively compete could be hindered by a lack of funds, poor positioning, management error, and other factors. The inability to effectively compete could adversely affect our business, financial condition and results of operations.

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

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.  During the course of our testing, we may identify other deficiencies that we may not be able to timely remediate.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes Oxley”).  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

BioAdaptives’ common stock is quoted on the OTC Pink Sheets; trading is limited and sporadic.  Trading in stock quoted on the Pink Sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.  This volatility could depress or exaggerate the market price of BioAdaptives’ common stock for reasons unrelated to operating performance. Moreover, the trading of securities in the Pink Sheets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ, or a stock exchange like the New York Stock Exchange.  These factors may impact on our ability to obtain financing in the future and will certainly have an impact on the value of our common stock for shareholders.

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

As of March 24, 2023, the Company has 355,632,566 outstanding shares of its common stock, all of which were issued pursuant to registration statements and/or exemptions from registration under the Securities Act and applicable State Securities Laws. As of the date of this filing, 337,279,094 are on deposit with CEDE & Co. and are publicly trading or tradeable, and nearly all of the balance is held by purchasers or service providers who obtained shares more than one year ago.  All of these “aged” issued and outstanding shares are all now available for public sale pursuant to Rule 144 under the Securities Act and comparable exemptions under applicable state securities laws.  The potential of such sales could adversely affect the market price of BioAdaptives’ common stock.  The impact of these sales on the market cannot be reasonably estimated but absent significant positive news regarding our activities shareholders should expect an adverse impact on market price.

Conversions of Series A or B Preferred Stock to common stock and resales could adversely affect the market price of BIOADAPTIVES’ common stock.  Preferred stock ownership provides additional voting rights that may affect management.

The Company has 2,850,000 shares of its Series A Preferred Stock issued and outstanding and no shares of its Series B Preferred Stock  as of the date of this filing.  These shares have enhanced voting and conversion privileges so that the owners can either convert to common shares, which could impact market price, or hold and vote the shares under circumstances set out in the Certificate of Designation, allowing them an increased authority over certain corporate functions.

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company currently maintains a physical address at 2620 Regatta Dr, Suite 102, Las Vegas, NV 89128. The Company does not currently maintain any other office facilities and does not anticipate the need to maintain office facilities at any time in the foreseeable future.

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

Fiscal year ended December 31, 2022	High	Low
Quarter ended December 31, 2022	.001	.001
Quarter ended September 30, 2022	.003	.003
Quarter ended June 30, 2022	.005	.004
Quarter ended March 31, 2022	.007	.005
Fiscal year ended December 31, 2021	.011	.010
Fiscal year ended December 31, 2020	.18	.02

The closing price of our common stock on March 24, 2022, was $0.0007  as reported by the OTCQB Bulletin Board.

Holders of Record

As of March 24, 2023, we had 355,632,566 shares of our common stock issued and outstanding held by approximately 13,633 stockholders of record, exclusive of shares held in street name.  We had 2,850,000 shares of Series A preferred stock issued and outstanding.

Transfer Agent

Our stock transfer agent is Madison Stock Transfer LLC.  Their address is 2500 Coney Island Ave., Brooklyn, NY 11223.  Madison is registered by the Securities and Exchange Commission as a transfer agent and is wholly independent of us, with no common ownership or management.

Common Stock

The Company is authorized to issue up to 1,250,000,000 shares of common stock with a par value of $0.0001 per share.

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

As of March 24, 2023, the Company has authorized 4,000,000 shares of Series A Preferred Stock, of which 2,850,000 shares are issued and outstanding, and has authorized 5,000,000 shares of Series B Preferred Stock, of which there are no shares issued or outstanding.

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

Convertible Securities

The Company entered into a series of convertible note transactions in 2022and 2023 with PowerUp Lending Group, Ltd., a New York-based lender and 1800 DIAGONAL LENDING, LLC.  During 2022 and early 2023, these notes were paid by issuance of shares to PowerUp and Diagonal Lending as follows:

Power Up Lending Group, Ltd.
	1/20/22	2,299,419
	3/02/22	2,620,690
	3/24/22	2,620,690
	4/01/22	2,909,091
	4/07/22	2,906,250
	4/11/22	3,201,563
1800 Diagonal Lending, LLC	6/21/22	3,360,000
	6/23/22	3,360,000
	6/27/22	3,360,000
	7/06/22	3,850,000
	7/12/22	3,850,000
	7/14/22	3,850,000
	7/18/22	3,722,222
	7/21/22	1,718,750
	8/3/22	4,687,500
	8/10/22	4,687,500
	8/15/22	4,687,500
	8/17/22	4,666,667
	8/18/22	4,642,857
	8/22/22	4,692,308
	8/23/22	4,692,308
	8/24/22	5,730,769
	10/18/22	6,600,000
	10/31/22	6,582,278
	11/1/22	7,215,190
	11/4/22	7,164,179
	11/8/22	7,164,179
	11/11/22	7,283,582
	11/14/22	7,283,582
	11/15/22	4,537,313
	11/16/22	7,283,582
	11/17/22	7,283,582
	11/21/22	7,283,582
	11/28/22	10,298,508
	11/29/22	10,327,869
	12/7/22	11,311,475
	12/8/22	12,000,000

A total of 201,734,958 shares of common stock were issued under these agreements during the period from January 1, 2022, to December 31, 2022;.  On August 31, 2022, we issued a convertible note to 1800 Diagonal Lending, LLC in the amount of $$38,750.00, on these same terms. On November 21, 2022, we issued another convertible note to 1800 Diagonal Lending, LLC in the amount of $$38,750.00, on these same terms

Securities Authorized for Issuance Under Equity Compensation Plans

Since May 31, 2021, we adopted an equity compensation plan that permitted the Company to pay its executives with Restricted Stock Units and also provided for a discretionary pool of share to be awarded to employees, consultants and others.  We previously paid our officers and directors by direct issuance of restricted shares.  Although the issuance of RSUs impacts our financial statement as an expense item, we have not yet issued any shares under this Plan, and the Company has not made any award of restricted shares.  The Company will be liable for some amount of additional income tax due to the release of debt related to these waivers but expect that our loss carry-forward amounts from previous tax years will more than cover any additional amounts due.

Recent Sales or Issues of Unregistered Securities

We did not sell any unregistered securities during the period from January 1, 2022 to and including December 31, 2022.  We issued201,734,958 shares to PowerUp Lending Group, Ltd. and 1800 Diagonal Lending, LLC to satisfy convertible notes, as reflected above.

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

(2) General

The Company’s History

BioAdaptives, Inc., (“BioAdaptives,” the “Company,” “we” or “us”) was incorporated in the State of Delaware on April 19, 2013, as APEX 8 Inc. From inception through October 21, 2013, the Company was in the developmental stage and conducted virtually no business operations, other than organizational activities and preparation of a registration statement on Form 10-12g (the “Registration Statement”), which was filed with the U.S. Securities and Exchange Commission on May 3, 2013.  On June 11, 2013, the SEC staff informed the Company that it had no further comments.

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

On March 18, 2022, the Company filed a Form 1-A with the Securities and Exchange Commission covering a plan to sell up to 200,000,000 shares of common stock for prices between .005 and .01 per share. This was amended on October 7, 2022, to 250,000,000 shares of common stock at the price of 0.001.

June 2, 2022. BioAdaptives, sponsored a COVID Long Haul Survey conducted by independent medical researcher, Regina Sutton, M.D., Gilbert, Arizona. Dr. Sutton will study the effects of Bioadaptives’ nutraceuticals in the management of chronic symptoms associated with COVID – 19 infections.

On February 28, 2023, the Board of Directors exercised its authority under the Delaware General Corporation Law to increase the Company’s authorized common stock from 750,000,000 to 1,250,000,000; this holders of a majority of the Company’s shares consented to the increase.

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

Our current product line for humans includes PluriPain®, PrimiLungs™,SleepEZ™, MindNMemory™, Cell Rejuven™ and ProteinNMore™ .  We also market the Lung Flute™ and PrimiLungs™ product in our Lung Armor™ packaging, emphasizing the anti-viral properties of the nutraceutical and general respiratory health benefits from use of the device. Pluripain® is a fast acting long lasting all natural pain relief formulation.  MindnMemory is a nootropic formulation that enhances memory, focus, mental clarity and endurance; PrimiSleep™ is a natural soporific that aids relaxation and sleep quality.  Cell Rejuven™ increases Energy and Mobility and resistance to stress, activates primitive cells, improves wound healing and promotes hair and nail growth. ProteinNMore™ aids in Rapidly building lean bulk muscle, promotes muscle contractility and strength as well as helps in improving blood flow. We acquired the licenses for these products during 2021 and 2022, and have commence marketing activities for these products.

Our animal products include Canine All-in-One™ and Equine All-in-One products for dogs and horses. These formulations evolved from Canine Regen® and Equine Regen® to trainers, horse owners and boarding stables.  Anecdotal and testimonial reports are that the equine products provide significant relief from exercise induced pulmonary hemorrhaging, as well as improved coat and mane appearance and hoof health.

Effective February 2, 2022, the Company acquired the exclusive option to purchase U.S. Patent No. 9,783,432B (the “Patent”), covering technology used in enhancing the capability of water to hold significantly larger amounts of oxygen. The Agreement also allows the Company a two-year license to use the technology covered by the Patent, including for further development of oxygenated water products for consumers.  The Agreement was more fully discussed in the Company’s Form 8-K filed on February 6, 2022.  As a result The Company formed a wholly owned subsidiary, MORO2, Inc. to study the feasibility of this technology.

While we continue to investigate and acquire nutraceutical products for humans and animals, all of our current activities are reliant on marketing and distributing products developed and owned by others. We do not own the formulations for our key products and manufacture and market them under an agreement with the developer that requires payment of a royalty and license agreement

We are reliant on direct and indirect sales of the line of human products and the All-in-One animal products for revenues, along with Lung Armor™, none of which has produced any significant revenue yet.  We have very limited experience in marketing and have yet to develop reliable sales expectations and forecasting.

(3) Results of Operations

The Company has recognized revenues for years ended December 31, 2021, and December 31, 2022, of $19,776 and $17,176, respectively.

In conjunction with the Company’s business plan, as discussed in Item I of this document, the Company has expended considerable effort and financial resources to the implementation of its business plan.  The Company incurred operating expenses of $429,026, which required cash payments of $254,119, which was principally funded through convertible debt as disclosed in the accompanying financial statement footnotes and advances from shareholders.  The balance of the operating expenses was for activities that did not require cash payments, including stock-based compensation and a discount for amortization of debt.

Earnings (Loss) per share for the respective years ended December 31,2021 and December 31, 2022,  were $(0.03) and (0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

On December 31, 2021 and 2022, respectively, the Company had working capital of approximately $(0) and $(0); inclusive of all related party accounts receivable, accrued expenses and line-of-credit notes payable.

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

Our significant accounting policies are summarized in Note 2 of our financial statements.  While all these significant accounting policies impact on our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 8 - Financial Statements and Supplementary Dat

BIOADAPTIVES, INC

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022, AND 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of BioAdaptives, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioAdaptives, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2018

Lakewood, CO

March 31, 2023

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash	$25,405	$82,936
Prepaid expense	-	1,000
Marketable securities	42	190
Inventory	8,877	4,750
Total Current Assets	34,324	88,876

License and patent, net	2,990	59,709
TOTAL ASSETS	$37,314	$148,585

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	409,920	247,750
Derivative liabilities	686,856	557,042
Current portion of convertible notes - net of discount of $7,647 and $13,333	381,793	403,117
Note payable - related party	10,246	33,715
Total Current Liabilities	1,488,815	1,241,624

Total Liabilities	1,488,815	1,241,624

Stockholders’ Deficit:
Preferred stock, ($0.0001 par value, 10,000,000 shares authorized;
Series A Preferred Stock 4,000,000 shares designated: 1,600,000 issued and outstanding, respectively	160	160
Series B Preferred Stock 6,000,000 shares designated; no share issued and outstanding	-	-
Common stock ($.0001 par value, 750,000,000 shares authorized; 252,554,765 and 50,819,780 shares issued and outstanding, and 10,000 issuable, respectively)	25,255	5,082
Additional paid-in capital	6,074,763	5,557,828
Accumulated deficit	(7,551,679)	(6,656,109)
Total Stockholders’ Deficit	(1,451,501)	(1,093,039)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37,314	$148,585

The accompanying notes are an integral part of these consolidated financial statements.

22

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2022	2021

Revenues	$17,176	$19,776
Cost of revenue	10,050	9,671
Gross Profit	7,126	10,105

Operating Expenses
General and administrative	254,119	268,268
Professional fees	112,759	80,227
Stock based compensation	-	163,900
Amortization of license and patent	62,148	133,791
Total Operating Expenses	429,026	646,186

Other Income (Expense)
Unrealized loss on marketable securities	(148)	(254)
Interest expense	(289,121)	(272,394)
Change in fair value of derivative liabilities	(184,401)	(90,219)
Loss on settlement of debt	-	(51,000)
Total Other Expense	(473,670)	(413,867)

Loss before income taxes	(895,570)	(1,049,948)

Net Loss	$(895,570)	$(1,049,948)

Net Loss Per Common Share:
Basic and Diluted	$(0.01)	$(0.03)

Weighted Average Number of Common Shares Outstanding:
Basic	106,011,449	33,742,920

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

							Additional
	Series A Preferred stock		Series B Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2020	-	$-	-	$-	21,591,942	$2,159	$4,225,217	$(5,606,161)	$(1,378,785)

Series A preferred stock issued for settlement of debt - related party	600,000	60	-	-	-	-	74,940	-	75,000
Series A preferred stock issued for license fee	1,000,000	100	-	-	-	-	193,400	-	193,500
Common stock issued for conversion of debt	-	-	-	-	28,580,228	2,858	853,769	-	856,627
Common stock issued for service	-	-	-	-	1,000,000	100	163,800	-	163,900
Cancellation of common stock - officers					(352,390)	(35)	35	-	-
Debts forgiveness - related party	-	-	-	-	-	-	46,667	-	46,667
Net loss for the period	-	-	-	-	-	-	-	(1,049,948)	(1,049,948)

Balance, December 31, 2021	1,600,000	$160	-	$-	50,819,780	$5,082	$5,557,828	$(6,656,109)	$(1,093,039)

Common stock issued for conversion of debt	-	-	-	-	201,734,985	20,173	501,506	-	521,679
Debts forgiveness - related party	-	-	-	-	-	-	10,000	-	10,000
Warrant issued for Patent’s acquisition	-	-	-	-	-	-	5,429	-	5,429
Net loss for the period	-	-	-	-	-	-	-	(895,570)	(895,570)

Balance, December 31, 2022	1,600,000	$160	-	$-	252,554,765	$25,255	$6,074,763	$(7,551,679)	$(1,451,501)

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(895,570)	$(1,049,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	163,900
Change in fair value of derivative liabilities	184,401	90,219
Amortization of license and patent	62,148	133,791
Amortization of debt discount	239,186	216,931
Loss on settlement of debt	-	51,000
Unrealized loss on investments in marketable securities	148	254
Changes in operating assets and liabilities:
Inventory	(4,127)	9,065
Prepaid expense and other current assets	1,000	(1,000)
Accounts payable and accrued liabilities	183,752	227,137
Due to related party	1,803	-
Net Cash Used in Operating Activities	(227,259)	(158,651)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from related party	1,623	1,623
Repayment to related party	(1,623)	(1,623)
Repayment of notes payable - related party	(25,272)	(20,000)
Proceeds from convertible notes	195,000	257,000
Net Cash Provided by Financing Activities	169,728	237,000

Net change in cash	(57,531)	78,349
Cash at beginning of period	82,936	4,587
Cash at end of period	$25,405	$82,936

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$4,728	$16,424

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability recognized as debt discount	$217,000	$205,000
Issuance of common stock for conversion of debt	$521,679	$856,627
Issuance Series A preferred stock for license fee	$-	$193,500
Issuance Series A preferred stock for settlement of debt - related party	$-	$60
Debts forgiveness - related party	$10,000	$46,667
Warrant issued for Patent’s acquisition	$5,429	$-
Cancellation of common stock	$-	$35

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

The Company’s corporate office is located at 2620 Regatta Drive, Suite 102, Las Vegas, NV 89128.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. Additional strains of COVID-19 are currently in circulation, and the CDC has stated that the virus will continue to impact the US population. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position on December 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur, and additional information is obtained.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. As of December 31, 2022 and 2021, the Company had $25,405 and $82,936 cash equivalents, respectively.

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

For the years ended December 31, 2022 and 2021, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31,	December 31,
	2022	2020
	(Shares)	(Shares)
Series A Preferred Stock	8,000,000	8,000,000
Convertible notes	1,134,061,477	57,513,358
Total	1,142,061,477	65,513,358

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

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As of December 31, 2022, and 2021, the Company determined that no reserve was required.

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

The following table summarizes fair value measurements by level as of December 31, 2022, and 2021, measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2022, Using:
	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$42	$42	$-	$-

Liabilities
Derivative liabilities	$686,856	$-	$-	$686,856

	Fair Value Measurements as of December 31, 2021, Using:
	Total Carrying Value as of December 31, 2021	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity Securities	$190	$190	$-	$-

Liabilities
Derivative liabilities	$557,042	$-	$-	$557,042

Derivative Financial Instruments

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

Income taxes

The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more- likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

3.   GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $7,551,179 as of December 31, 2022. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Obtaining additional financing, successful development of the Company’s contemplated plan of operations, and the transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.   MARKETABLE SECURITIES

Equity securities as of December 31, 2022, and 2021, were comprised of 105,736 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $42 and $190, respectively.

5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities aa of December 31, 2022, and 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Accounts payable	$6,939	$1,750
Accrued salary	300,000	166,666
Accrued interest	101,966	68,341
Accrued liabilities	1,015	10,993
	$409,920	$247,750

6.   CONVERTIBLE NOTES

Convertible notes as of December 31, 2022, and 2021 consist of the following:

	December 31,	December 31,
	2022	2021
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - issued fiscal year 2021	-	105,450
Convertible Notes - issued fiscal year 2022	78,440	-
Total convertible notes payable	389,440	416,450

Less: Unamortized debt discount	(7,647)	(13,333)
Total convertible notes	381,793	403,117

Less: current portion of convertible notes	381,793	403,117
Long-term convertible notes	$-	$-

For the years ended December 31, 2022, and 2021, the interest expense on convertible notes was $49,402 and $53,660, respectively. As of December 31, 2022, and 2021, the accrued interest was $100,919 and $63,100, respectively.

The Company recognized amortization expense related to the debt discount of $239,186 and $216,931 for the years ended December 31, 2022, and 2021, respectively, which is included in interest expense in the statements of operation.

The Company recognized amortization expense related to the debt discount of $239,186 and $216,931 for the years ended December 31, 2022, and 2021, respectively, which is included in interest expense in the statements of operation.

Conversion

During the year ended December 31, 2022, the Company converted notes with principal amounts of $238,510 and accrued interest of $11,582 into 201,734,985 shares of common stock. The corresponding derivative liability at the date of conversion of $271,587 was credited to additional paid in capital.

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

Convertible Notes - Issued during the year ended December 31, 2022

During the year ended December 31, 2022, the Company issued a total principal amount of $211,500 in convertible notes for cash proceeds of $195,000. The terms of convertible notes are summarized as follows:

•	Term one year;

•	Annual interest rates 10%;

•	Convertible at 180 days from issuance

•	Conversion prices are based on 39% discount to the lowest trading price during the 20-trading day period ending on the latest complete training day prior to the conversion date.

The Company valued the conversion feature using the Black-Scholes pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the year ended December 31, 2022, amounted to $276,414, and $217,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $59,414 was recognized as a “day 1” derivative loss.

The Company valued the conversion feature using the Black-Scholes pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the year ended December 31, 2021, amounted to $358,697, and $205,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $153,697 was recognized as a “day 1” derivative loss.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2022. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the years ended December 31, 2022, and 2021, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Expected term	0.06 - 0.51 years	0.02- 0.51 years
Expected average volatility	72% - 164%	128% - 315%
Expected dividend yield	-	-
Risk-free interest rate	0.17% - 4.72%	0.03% - 0.07%

The following table summarizes the changes in the derivative liabilities during the years ended December 31, 2022, and 2021

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2020	$827,119

Addition of new derivatives recognized as debt discounts	205,000
Addition of new derivatives recognized as loss on derivatives	153,697
Settled on issuance of common stock	(565,296)
(Gain) loss on change in fair value of the derivative	(63,478)
Balance - December 31, 2021	$557,042

Addition of new derivatives recognized as debt discounts	217,000
Addition of new derivatives recognized as loss on derivatives	59,414
Settled on issuance of common stock	(271,587)
(Gain) loss on change in fair value of the derivative	124,987
Balance - December 31, 2022	$686,856

The aggregate (gain) loss on derivatives during the year ended December 31, 2022, and 2021 was as follows.

	Years Ended
	December 31,
	2022	2021
Day one loss due to derivative liabilities on convertible notes	$59,414	$153,697
(Gain) loss on change in fair value of the derivative liabilities	124,987	(63,478)
	$184,401	$90,219

8.   STOCKHOLDERS’ EQUITY

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

As of December 31, 2022 and 2021, there were 252,544,765 and 50,809,780 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of December 31, 2022 and 2021, there were 10,000 shares of the Company’s common stock issuable.

Fiscal year 2022

During the year ended December 31, 2022, the Company issued 201,734,985 shares of common stock valued at $521,679 for conversion of debt.

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

For the year ended December 31, 2022, the estimated fair values of the warrant are as follows:

Year Ended
December 31,
2022
Expected term	2.00 years
Expected average volatility	235%
Expected dividend yield	-
Risk-free interest rate	1.31%

9. RELATED PARTY TRANSACTIONS

Notes payable – related party

During the year ended December 31, 2021, the Company issued 600,000 shares of Series A Preferred Stock valued at $75,000 for settlement of $24,000 notes. As a result, the Company recorded a loss on settlement of debt of $51,000.

During the year ended December 31, 2022, and 2021, the Company repaid notes payable to a related party of $25,272 and $20,000 and recognized interest of $533 and $1,803, respectively

As of December 31, 2022, and 2021, the Company recorded notes payable - related party of $8,444 and $33,716 and accrued interest of $1,047 and $5,241, respectively. The note is a 4% interest bearing promissory note that the term is 1 year.

Employee agreements

Year ended December 2022

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

During the year ended December 31, 2022, the Company accrued salary of $133,334. As of December 31, 2022, the Company owes salary of $300,000.

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

During the year ended December 31, 2021, the Company accrued salary of $213,333 and was forgiven $46,667. As of December 31, 2021, the Company owes salary of $166,666.

Debt forgiveness

During the year ended December 31, 2022, the Company recognized $10,000 accrued salary payable to Robert Ellis related to year 2020 as additional paid-in -capital, based on released agreement in year 2020 due to COVID-19-based financial and other considerations.

10. PROVISION FOR INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	December 31,	December 31,
	2022	2021
Net operating loss	$(99,116)	$(155,988)
Valuation allowance	99,116	155,988
Income tax expense per books	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2022	2021
NOL Carryover	$525,212	$426,096
Valuation allowance	(525,212)	(426,096)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $2,501,000 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

11.   SUBSEQUENT EVENTS

On March 7, 2023, the Company amended its articles of incorporation to increase its authorized common shares from 750,000,000 to 1,250,000,000; this increase will be effective March 27, 2022.

On March 23, 2023, the Company signed a Letter of Intent with Dr.David Allen, World Wellness, Inc for the Launching of a Weight Management System Including an AI Supported Body Composition Measuring App and New Health Products.

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2022.

Name	Age	Principal Positions

Edward E. Jacobs, Jr MD	81	Director & Chief Executive Officer

Robert W. Ellis	80	President and Chief Financial Officer

Charles Townsend	76	Chief Operating Officer

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

After completing surgical training at Harvard and research positions at the National Heart, Lung and Blood Institute, Bethesda, Maryland, and at Saint Thomas’ Hospital Medical School, London, Dr. Jacobs was a member of the Harvard Medical School staff, combining teaching with clinical practice and research. He has also served on the Scientific Advisory Board of the Armenise-Harvard Foundation and the Publications Committee for the New England Journal of Medicine

Scientifically, Dr. Jacobs has made original observations in the field of tissue oxygenation therapy and water modification. His current focus is on natural products for animal and human use, anti-ageing strategies, and primitive cell biology.

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

Charles Townsend, Age 76, Chief Operating Officer

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

Information Concerning Non-Director Executive Officers

Neither Dr. Jacobs, Mr. Ellis nor Mr. Townsend are currently officers or directors of other publicly held companies.  Each of them has employment contracts with the Company, under which they are compensated with Restricted Stock Units, which they each waived for the year ended December 31, 2021.  Our activities were limited during this period, but we believe all three directors devote sufficient time to the Company’s business and look forward to their service during the current period.

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

Item 11. Executive Compensation

We have employment agreements with our Chief Executive Officer, President and Chief Financial Officer, each of whom was to be compensated by stock grants accrued monthly based on current share prices or block grants during the period ended December 31, 2022.  In consideration of the Company’s financial performance and lack of liquidity during this period, each of our officers waived compensation and we adjusted compensation accordingly.

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

As of December 31, 2021

Title of class	Name of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Edward E. Jacobs, Jr	2,239,531	Director & Chief Executive Officer

All officers and Directors as a Group (3  person)

(1)

The terms of our convertible notes with PowerUp Lending Group, Ltd and 1800 Diagonal Lending. limit their ownership to less than 4.99% of the Company’s outstanding shares at any given time and it does not otherwise report ownership.

(3)

Dr. Jacobs is the sole shareholder of BioScience Associates Ltd, which is the holder of 600,000 shares of the Company’s Series A Preferred Stock. These shares provide him with 100:1 voting rights in certain instances, along with 5:1 conversion rights.

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

Subsequent to establishment of the Series A Preferred Stock, the enhanced voting privileges provided to the Series A and Series B (when issued) Preferred Stock holders will provide them with sufficient voting authority to exercise control over the Company’s corporate functions.  Currently, the control voting privileges are held with the Series A voting rights by BioSciences Associates Ltd and Essence Now, Ltd. and Essence Worldwide, Ltd.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Transactions

Independence Transactions with Related Persons

BioScience Associates

As noted in the accounting, BioScience Associates Ltd loaned the company $74,715.25  BioScience Associates Ltd is founded and managed by Dr. Edward E. Jacobs, Jr, Director and Chief Executive Officer of the Company.  $24,000 of this debt was converted to 600,000 shares of Series A Preferred Stock after December 31, 2020.

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

Conflicts of Interest

Certain conflicts of interest could arise in the future, including, but not limited to, the following:

*	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.
*	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
*	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.
*	Since all of our directors own shares of our common stock that could be sold, in whole or in part, as a negotiated element of a business acquisition, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination.

In general, officers and directors of a Delaware corporation are required to present business opportunities to a corporation if:

*	the corporation could financially undertake the opportunity.
*	the opportunity is within the corporation’s line of business; and
*	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Item 14 - Principal Accountant Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements:

	Audit Services		Audit Related Fees	Tax Fees	Other Fees
Year Ended December 31, 2022	$		$	$0	$0
Year Ended December 31,2021		$12,960	$	$0	$0

Item 15 - Exhibits and Financial Statement Schedules

3.1*	Articles of Incorporation (with amendments)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002

* Incorporated by our Registration Statement on Form S-1 filed May 3, 2011

Item 16 - Form 10-K Summary

None

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24 2023.

BioAdaptives, Inc.

/s/ Edward E. Jacobs, Jr
Edward E. Jacobs, Jr
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BioAdaptives, Inc.

/s/ Robert E. Ellis
Robert E. Ellis
President and Chief Financial Officer (Principal Financial Officer)

March 31, 2023

