Form 10-Q
period 2023-03-31
BIOADAPTIVES, INC.
filed 2023-05-12
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

384,927,282 common shares issued and outstanding as of May 8, 2023.

Form 10-Q

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash	$5,944	$25,405
Marketable securities	32	42
Inventory	4,743	8,877
Total Current Assets	10,719	34,324

License and patent, net	2,320	2,990
TOTAL ASSETS	$13,039	$37,314

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	411,372	409,920
Derivative liabilities	874,737	686,856
Current portion of convertible notes - net of discount of $2,414 and $7,647	347,336	381,793
Note payable - related party	10,246	10,246
Total Current Liabilities	1,643,691	1,488,815

Total Liabilities	1,643,691	1,488,815

Stockholders' Deficit:
Preferred stock, ($.0001 par value, 10,000,000 shares authorized;
Series A Preferred Stock 4,000,000 shares designated: 1,600,000 issued and outstanding, respectively	160	160
Series B Preferred Stock 6,000,000 shares designated; no share issued and outstanding	-	-
Common stock ($.0001 par value, 1,250,000,000 shares authorized; 384,927,282 and 252,554,765 shares issued and outstanding, and 10,000 issuable, respectively)	38,494	25,255
Additional paid-in capital	6,169,560	6,074,763
Accumulated deficit	(7,838,866)	(7,551,679)
Total Stockholders' Deficit	(1,630,652)	(1,451,501)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,039	$37,314

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (UNAUDITED)

	Three months ended
	March 31,
	2023	2022

Revenues	$3,376	$5,533
Cost of revenue	1,396	3,590
Gross Profit	1,980	1,943

Operating Expenses
General and administrative	12,036	105,200
Professional fees	8,250	37,832
Amortization of license and patent	669	33,167
Total Operating Expenses	20,955	176,199

Other Income (Expense)
Unrealized loss on marketable securities	(10)	(21)
Interest expense	(51,063)	(30,099)
Change in fair value of derivative liabilities	(217,139)	(162,755)
Total Other Expense	(268,212)	(192,875)

Loss before income taxes	(287,187)	(367,131)

Net Loss	$(287,187)	$(367,131)

Net Loss Per Common Share:
Basic and diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	267,434,761	53,708,187

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

 (UNAUDITED)

For the Three months ended March 31, 2023

					Additional
	Series A Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2022	1,600,000	$160	252,554,765	$25,255	$6,074,763	$(7,551,679)	$(1,451,501)

Common stock issued for conversion of debt	-	-	132,382,517	13,239	94,797	-	108,036
Debts forgiveness - related party	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	(287,187)	(287,187)
Balance, March 31, 2023	1,600,000	$160	384,937,282	$38,494	$6,169,560	$(7,838,866)	$(1,630,652)

For the Three months ended March 31, 2022

					Additional
	Series A Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2021	1,600,000	$160	50,819,780	$5,082	$5,557,828	$(6,656,109)	$(1,093,039)

Common stock issued for conversion of debt	-	-	7,540,799	754	51,263	-	52,017
Debts forgiveness - related party	-	-	-	-	10,000	-	10,000
Net loss for the period	-	-	-	-	-	(367,131)	(367,131)
Balance, March 31, 2022	1,600,000	$160	58,360,579	$5,836	$5,619,091	$(7,023,240)	$(1,398,153)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

 (UNAUDITED)

	Three months ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(287,187)	$(367,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	217,139	162,755
Amortization of license and patent	669	33,167
Amortization of debt discount	40,233	17,442
Unrealized loss on investments in marketable securities	10	21
Changes in operating assets and liabilities:
Inventory	4,134	1,178
Accounts payable and accrued liabilities	5,541	89,608
Due to related party	-	1,803
Net Cash Used in Operating Activities	(19,461)	(61,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from related party	-	1,623
Repayment to related party	-	(1,623)
Repayment of notes payable - related party	-	(15,990)
Proceeds from convertible notes	-	50,000
Net Cash Provided by Financing Activities	-	34,010

Net change in cash	(19,461)	(27,147)
Cash at beginning of period	25,405	82,936
Cash at end of period	$5,944	$55,789

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$4,010

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability recognized as debt discount	$35,000	$40,000
Issuance of common stock for conversion of debt	$108,036	$52,017
Issuance Series A preferred stock for license fee	$-	$-
Issuance Series A preferred stock for settlement of debt - related party	$-	$-
Debts forgiveness - related party	$-	$10,000

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

All of these products are sold under licensing and manufacturing agreements with third parties and our current activities are reliant on marketing and distributing products developed and owned by others.

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

The Company’s corporate office is located at 2620 Regatta Drive, Suite 102, Las Vegas, NV 89128.

2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim period presented, have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10K filed with SEC on March 31, 2023, have been omitted.

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

The following table summarizes fair value measurements by level as of March 31, 2023, and December 31, 2022, measured at fair value on a recurring basis:

	Total Carrying Value	Quoted Market Prices in	Significant Other	Significant
	as of March 31, 2023	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Equity Securities	$32	$32	$-	$-

Liabilities
Derivative liabilities	$874,737	$-	$-	$874,737

	Fair Value Measurements as of December 31, 2022, Using:
	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities, 105,736 shares of common stock of Hemp, Inc. (HEMP)	$42	$42	$-	$-

Liabilities
Derivative liabilities	$686,856	$-	$-	$686,856

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $7,838,866 as of March 31, 2023. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Obtaining additional financing, successful development of the Company’s contemplated plan of operations, and the transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities aa of March 31, 2023, and December 31, 2022, consists of the following:

	March 31,	December 31,
	2023	2022
Accounts payable	$1,644	$6,939
Accrued salary	300,000	300,000
Accrued interest	108,709	101,966
Accrued liabilities	1,019	1,015
	$411,372	$409,920

5. CONVERTIBLE NOTES

Convertible notes as of March 31, 2023, and December 31, 2022, consist of the following:

	March 31,	December 31,
	2023	2022
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - issued fiscal year 2022	38,750	78,440
Convertible Notes - issued fiscal year 2023	-	-
Total convertible notes payable	349,750	389,440

Less: Unamortized debt discount	(2,414)	(7,647)
Total convertible notes	347,336	381,793

Less: current portion of convertible notes	347,336	381,793
Long-term convertible notes	$-	$-

For the three months ended March 31, 2023, and 2022, the interest expense on convertible notes was $10,746 and $12,425, respectively. As of March 31, 2023, and December 31, 2022, the accrued interest was $107,578 and $100,919, respectively.

The Company recognized amortization expense related to the debt discount of $40,233 and $17,442 for the three months ended March 31, 2023, and 2022, respectively, which is included in interest expense in the statements of operation.

Conversion

During the three months ended March 31, 2023, the Company converted notes with principal amounts of $39,690 and accrued interest of $4,088 into 132,382,517 shares of common stock. The corresponding derivative liability at the date of conversion of $64,258 was credited to additional paid in capital.

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

The Company valued the conversion feature using the Black-Scholes pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the three months ended March 31, 2023, amounted to $36,363, and $35,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $1,363 was recognized as a “day 1” derivative loss.

6. DERIVATIVE LIABILITIES

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

For the three months ended March 31, 2023, and the year ended December 31, 2022, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Three months ended	Year ended
	March 31,	December 31,
	2023	2021
Expected term	0.18- 0.51 years	0.06 - 0.51 years
Expected average volatility	141% - 222%	72% - 164%
Expected dividend yield	-	-
Risk-free interest rate	4.76% - 5.18%	0.17% - 4.72%

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2023.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2022	$686,856

Addition of new derivatives recognized as debt discounts	35,000
Addition of new derivatives recognized as loss on derivatives	1,363
Settled on issuance of common stock	(64,258)
Loss on change in fair value of the derivative	215,776
Balance - March 31, 2023	$874,737

The aggregate (gain) loss on derivatives during the three months ended March 31, 2023, and 2022 was as follows.

	Three months ended
	March 31,
	2023	2022
Day one loss due to derivative liabilities on convertible notes	$1,363	$6,335
Loss on change in fair value of the derivative liabilities	215,776	156,420
	$217,139	$162,755

7. STOCKHOLDERS’ EQUITY

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

As of March 31, 2023, and December 31, 2022, there were 384,927,282 and 252,544,765 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of March 31, 2023, and December 31, 2022, there were 10,000 shares of the Company’s common stock issuable.

Fiscal year 2023

During the three months ended March 31, 2023, the Company issued 132,382,517 shares of common stock valued at $108,036 for conversion of debt.

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

8. RELATED PARTY TRANSACTIONS

Notes payable – related party

During the three months ended March 31, 2023, and 2022, the Company repaid notes payable to a related party of $0 and $15,990 and recognized interest of $84 and $232, respectively.

As of March 31, 2023, and December 31, 2022, the Company recorded notes payable - related party of $8,444 and $8,444 and accrued interest of $1,131 and $1,047, respectively. The note is a 4% interest bearing promissory note that the term is 1 year.

10. SUBSEQUENT EVENTS

In April 2023, Dr. Yaguang Liu of LY Research and Dr. David Allen joined the Company’s Board of Directors. Dr Liu is a renowned researcher and scientist in botanical drugs development with 32 patents under his name. Dr. David Allen, CEO of World Wellness, is a well-known developer and marketer of nutraceutical products, as well as being the co-founder and President of the American Botanical Drug Association. The Company intends to explore the botanical drug markets in both animal and human sectors. The Company also extended its participation in the Amazon marketplace where its human products, including the Lung Cleanser™, are now available. To further its animal marketing efforts, its LiveStock Impact Division signed an exclusive distribution agreement with the Flying C Bar Ranch (FCBR) Therapy Division to market its equine and canine products. FCBR is well established and connected with a substantial clientele of both walk-in and digital clients in the equine industry.

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

Effective November 15, 2021, the Company entered into a marketing agreement for an FDA-cleared medical device, the Lung Flute™, which the Company called Lung Cleanser. The Company is also exploring agreements with other medical device manufacturers; the owners of intellectual property relating to medical devices and processes; and marketing companies associated with these manufacturers and owners.

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

Our current product line for humans includes PluriPain®, PrimiLungs™, SleepEZ™, MindnMemory™ and Cell Rejuven™.  Cell Rejuven™ the most recently launched product is an anti-aging cell rejuvenation formulation. We also market the Lung Cleanser™ and PrimiLungs™ product in our Lung Armor™ packaging, emphasizing the anti-viral properties of the nutraceutical and general respiratory health benefits from use of the non-invasive FDA-cleared device.  MindNMemory™ is a nootropic formulation designed to enhance mental clarity and memory; SleepEZ™ is a natural soporific that aids relaxation and sleep quality.  We acquired the SleepEZ™ license in 2021 as PrimiSleep™, and the revised formulation for MindnMemory™ during 2022, and have commenced marketing activities for these products.  Sales of the  Lung Cleanser™ have not met our expectations and we anticipate concentrating in marketing this device through wholesale channels instead.

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

Effective February 2, 2022, the Company acquired the option to purchase U.S. Patent No. 9,783,432B (the “Patent”), covering technology used in enhancing the capability of water to hold significantly larger amounts of oxygen.  Since June 6, 2022, we entered into a services agreement with Wildpack Beverages in Las Vegas, Nevada to co-pack a pilot run (1333 cases) of this Product.  However, since technical problems prevented completion of the planned pilot run, we are still working to rectify these issues and explore how to deploy the technology.

Since the latter part of March,  the Company has started to explore the Botanical Drugs sphere.  We intend to collaborate with  Dr. Yaguang Liu, LY Research, who has had over 40 years of research and development in the Botanical Drugs area. Also, we plan to work with Dr. David Allen, the co- founder and President of the Botanical Drugs Association in this effort.

While we continue to investigate and acquire nutraceutical products for humans and animals, all of our current activities are reliant on marketing and distributing products developed and owned by others. Currently, we do not own the formulations for our key products and manufacture and market them under an agreement with the developer that requires payment of a royalty and a license agreement. We are negotiating towards the acquisition of some of these formulations.

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

During June 2021, we commenced use of social media professionals and existing connections to create awareness about our human products’ benefits.  The initial results were not satisfactory and a recast, animal product-specific program that followed later in 2021, did not achieve the desired results.  We are developing affiliate marketing opportunities and recognize that a broader campaign using traditional advertising along with social media and more contemporary marketing tools is necessary.  We started to re-launch our internet-based marketing activities in Q1 2023, extending the  individual product websites, revamping the Company’s website, continuing to  explore wholesale, white-label  opportunities and placing products on Amazon.

We are pursuing scientific surveys and other testing to demonstrate the usefulness of our products.  While we do not anticipate developing testing protocols suitable for FDA approvals, we expect anecdotal and testimonial reports that will be useful in our marketing efforts.  The Company participated in a survey involving the use of PluriPain® by patients suffering from Gadolinium Deposition Disease (“GDD”), and a combination of products for COVID Long Hauler patients.   In the GDD survey, 60% of a small subject sample reported significant relief.  The COVID Long Hauler survey has limited participation to date and no reported results.  We continue to support these efforts.

Although we believe our newly formulated MindNMemory™ and Cell Rejuven™ products are substantial improvement over PrimiLive®, our other products have not substantially changed:  We offer premium nutraceutical preparations containing the best quality all-natural botanical, algal and mushroom ingredients.  We will continue to emphasize the unique qualities, use and function of our nutraceuticals.  We intend to create market share in our target demographic by (i) emphasizing the benefits of our proprietary algal-mushroom based, all-natural, stimulant-free, sugar-free, non-GMO ingredients that combine with proven Traditional Chinese Medicine and Ayurvedic botanicals into science-based formulations, (ii) investigating additional products in response to market demand and testing, and (iii) utilizing our marketing operation to act as its sales and distribution arm to seek additional channels for sales coverage.

As noted above, we entered into licensing agreements for the PrimiLive® and PrimiSleep™ products during 2021 and  changed the name PrimiSleep™ to SleepEZ™ to reflect on its capabilities as well as developing our reformulated MindnMemory™ during 2022. We also launched the advanced Cell product, Cell Rejuven™. While these products are all-natural botanical formulations, as our other nutraceutical products, they represent a departure from our existing product lines because they are targeted to specific markets:  MindnMemory™ is a nootropic, intended to improve concentration and mental acuity; our initial marketing efforts are oriented toward Seniors and e-gamers.  SleepEZ™ is intended for use as an aid to relaxation, with an emphasis on improving the quality of sleep. Cell Rejuven™ is an improved primitive cell anti-aging formulation that promotes high quality hair and nail growth, as well as improving mood  We believe these products can be used in a complementary manner, to maintain on-task endurance and then to unwind and recover from such activities.

We are furthering the use of a formulation of PluriPain® targeted toward the symptoms of pre-menstrual syndrome and menstrual pain.  Anecdotal and testimonial reports have long noted that users obtain relief from these symptoms with use of the PluriPain® product, and we have made adjustments and additions to the formulation to target these symptoms.  Early reports are promising, and we expect marketing efforts to emphasize the usefulness of our product to alleviate PMS-related symptoms.

We are also exploring the combination of PluriPain®, PrimiLung™ and SleepEZ™ for those still suffering COVID effects in the on-going Survey conducted by Regina Sutton, M.D. These specific formulations address some of the most troubling symptoms of long-term COVID sufferers, including brain fog, pain and sleep problems.

.

With regard to animal products, the Company’s Livestock Impact Division under the direction its President, Bruce Colclasure, a National Cutting Horse Association champion, who owns and operates the Flying C Bar Ranch in Oklahoma and a breeder and trainer of over 80 NCHA champion cutting horses, continues to explore new opportunities in this emerging market.  Mr. Colclasure uses and endorses our Equine All-in-One™ and derivative booster products providing valuable feedback and testimonials regarding their benefits.  In addition, a high-performance special formulation of our All-in-One product continues to be marketed with exceptional results.  We expect to expand the outreach in 2023.

In light of the failures of our past social media campaigns, we recommenced a social media effort this quarter with better response. The Company continues its  marketing affiliate outreach program for the equine products, directly contacting the principals of horse clubs and associations, offering discounts, samples and other inducements, seeking to develop “product champion” and “maven” relationships.  We contacted principals in organizations with thousands of members and many more thousands of horses.  Since the 4th Quarter 2022, we have been distributing samples and marketing materials to over 40 principals and influencers in regional and breed-specific equine associations and in anticipation of  receiving feedback from these marketing initiatives in 2023.

The Company extended its presentation on Amazon of its various products, it will continue to explore how to extend its sales reach through this channel.

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

We contract with manufacturers to assemble and package our products, all of which are subject to our inspection and approval. Fulfillment of retail internet and direct-to-reseller orders are conducted from our own facilities. BioAdaptives actively investigates new products, techniques and novel applications of existing products or technology in our research. The Company’s research work has centered on investigations of all-natural supplement formulations that activate primitive cells, including stem cells and their derivatives, and natural ingredients that encourage stem cell proliferation.

As noted above, it is our intention to operate primarily as a research and  marketing company, developing consumer markets for nutraceutical products and medical devices that we license or market for others.

Employees

The Company currently has 3 executive employees and 3 part-time employees.  We retain hourly labor on an as-needed basis and professional consultants to operate our business. The management of the Company expects to continue to use outside consultants, attorneys, and accountants, as necessary, as long as it is seeking and evaluating business opportunities. The need for additional employees, and their availability, will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

2. LIQUITITY AND CAPITAL RESOURCES:

Liquidity -- Financial Performance –  Three Months Ended March 31, 2023, and 2022

We had a net loss of $287,187 for the three-month period ended March 31, 2023, which was $$79,944 less than the net loss of $367,131 for the three-month period ended March 31, 2022. The change in our results is mainly due to the Change in operating expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2023, and 2022:

	2023	2022	Changes
Revenue	3,376	5,533	(2,157)
Cost of Sales	1,396	3,590	2,194
Operation Expenses	20,955	176,199	155,244
Other income (expenses)	(268,212)	(192,875)	(75,337)
Net Income (loss)	(287,187)	(367,131)	79,944

Revenue

Our revenues have been derived entirely from product sales.

Cost of Sales

Our cost of sales is primarily derived from contract manufacturing expenses and shipping and handling expenses related to customer fulfillment.  We also expense marketing expenses, which includes the cost of samples or products provided for promotional purposes and website content development.  We have contracted for consulting services relating to website and product label redesign and another web sales outreach campaign, and we expect expenses to accrue for such services in 2Q 2023, and beyond.

Operation Expenses

Our general, administrative and professional fees are largely attributable to office, rent, advertising, consultants and transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company as well as stock-based compensation for officers, directors and consultants.

Other Income (Expense)

The Company recorded interest expenses of $51,063  and $ 30,099  for the three months ended March 31, 2023, and 2022.

Net Loss

As a result of our operating expenses the Company reported a net loss of $ 287,187  and $ 367,131  for the three months ended March 31, 2023, and 2022.

Capital Resources – Balance Sheet and Cash Flows

Our balance sheet as of March 31, 2023, reflects current assets of $10,719 , including cash in the amount of $5,944  .  We currently meet cash requirements by infusions of cash from issuance of notes to finance partners and advances from shareholders. Most of these notes have conversion features that require accounting for derivative liabilities. We are hopeful that our Reg. A+ offering will help to reduce our financing costs but can provide no assurances as to whether our offering will be successful.

Working Capital (Deficiency)

	March 31, 2023,	March 31, 2022,	Change

Current Assets	10,719	60,530	(49,811)
Current Liabilities	1,643,691	1,485,225	(158,466)
Working Capital (Deficiency)	(1,632,972)	(1,424,695)	(208,277)

Cash Flows

	Three Months Ended
	March 31
	2023	2022	Change
Cash provided by (used in) Operating Activities	(19,461)	(61.157)	41,696
Cash provided by (used in) Financing Activities	-	34,010	(34,010)
Net Increase (Decrease) In Cash During Period	5,944	55,789	(49,845)

Net cash used by operating activities during the three months ended March 31, 2023, was $ 19,461  a decrease of $ 41,696  from net cash used of $61,157  in operating activities during the three months ended March 31, 2022.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2023, was $ 0.00 , a decrease of $ 34,010   from net cash provided in financing activities during the three months ended March 31, 2022.

As of March 31, 2023, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

On March 31, 2023, we had $5,944  of cash on-hand and an accumulated deficit of $7,838,866 , and as noted throughout this report and our financial statements and notes thereto, our independent auditors expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2022. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2023. This evaluation was carried out under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2023, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2023: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

The CDC reports that US children and adults should remain vigilant to new mutations of the COVID-19 virus, and that the pandemic will likely continue to impact groups that comprise our intended consumers.  Should the pandemic reignite, the Company may be faced with the same headwinds we saw during 2021, which may adversely affect the Company’s ability to (i) retain employees and consultants; (ii) obtain additional financing on terms acceptable to the Company, if at all; (iii) delay regulatory submissions and approvals, if required; (iv) delay, limit or preclude the Company from securing manufacturing sites, partnerships or marketing agreements; (v) delay, limit or preclude the Company from achieving technology or product development goals, milestones, or objectives; and (vi) preclude or delay entry into joint venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to execute its business plan.

During 2Q 2022, the Company commenced sponsorship of a COVID Long Hauler Survey, providing funding for scientific uses and samples of our pain, pulmonary and sleep products to participants.  While we do not (and cannot) make any manner of drug-type or treatment claims regarding disease, the Company has received anecdotal reports that certain combinations of our products provide relief from certain long-term COVID symptoms, including brain fog, persistent pain, and sleep disruptions.  Although we are careful not to make any COVID-related claims in our marketing materials, we intend to pursue this survey for general scientific purposes to determine additional uses for our products.

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

1800 DIAGONAL LENDING, LLC	12,432,432	03/14/2023
1800 DIAGONAL LENDING, LLC	12,432,432	03/16/2023
1800 DIAGONAL LENDING, LLC	12,432,432	03/20/2023
1800 DIAGONAL LENDING, LLC	12,580,645	03/23/2023
1800 DIAGONAL LENDING, LLC	12,580,645	03/23/2023
1800 DIAGONAL LENDING, LLC	16,129,032	03/24/2023
1800 DIAGONAL LENDING, LLC	16,129,032	03/24/2023
1800 DIAGONAL LENDING, LLC	16,129,032	03/27/2023
1800 DIAGONAL LENDING, LLC	13,185,484	03/27/2023

Total	132,382,517

Additional notes will come due during May 2023. We anticipate issuance of common shares upon 1800 Diagonal Lending’s demand.

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

Dated: May 12, 2023
/s/ Dr. Edward E. Jacobs, M.D.
Dr. Edward E. Jacobs, M.D.
Chief Executive Officer

/s/ Robert W. Ellis
Robert W. Ellis
Principal Financial Officer

