Form 10-Q
period 2023-06-30
BIOADAPTIVES, INC.
filed 2023-08-11
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

776,464,023 common shares issued and outstanding as of August 10, 2023

Form 10-Q

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash	$40,121	$25,405
Marketable securities	21	42
Inventory	6,487	8,877
Total Current Assets	46,629	34,324

License and patent, net	1,644	2,990
TOTAL ASSETS	$48,273	$37,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	419,685	409,920
Derivative liabilities	930,072	686,856
Current portion of convertible notes - net of discount of $42,512 and $7,647	315,738	381,793
Note payable - related party	61,290	10,246
Total Current Liabilities	1,726,785	1,488,815

Total Liabilities	1,726,785	1,488,815

Stockholders’ Deficit:
Preferred stock, ($0.0001 par value, 10,000,000 shares authorized;
Series A Preferred Stock 4,000,000 shares designated; 1,600,000 issued and outstanding, respectively	160	160
Series B Preferred Stock 6,000,000 shares designated; no share issued and outstanding	-	-
Common stock ($0.0001 par value, 1,250,000,000 shares authorized; 576,474,023 and 252,554,765 shares issued and outstanding, and 10,000 issuable, respectively)	57,647	25,255
Additional paid-in capital	6,246,464	6,074,763
Accumulated deficit	(7,982,783)	(7,551,679)
Total Stockholders’ Deficit	(1,678,512)	(1,451,501)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$48,273	$37,314

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (UNAUDITED)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$2,339	$4,322	$5,715	$9,855
Cost of revenue	849	2,169	2,245	5,759
Gross Profit	1,490	2,153	3,470	4,096

Operating Expenses
General and administrative	14,516	87,517	26,552	192,717
Professional fees	42,246	34,112	50,496	71,944
Amortization of license and patent	677	23,821	1,346	56,988
Total Operating Expenses	57,439	145,450	78,394	321,649

Other Income (Expense)
Unrealized gain (loss) on marketable securities	(10)	(106)	(20)	(127)
Interest expense	(52,253)	(75,367)	(103,316)	(105,466)
Change in fair value of derivative liabilities	(35,705)	(5,067)	(252,844)	(167,822)
Total Other Expense	(87,968)	(80,540)	(356,180)	(273,415)

Loss before income taxes	(143,917)	(223,837)	(431,104)	(590,968)

Net Loss	$(143,917)	$(223,837)	$(431,104)	$(590,968)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	441,742,955	67,545,413	355,268,125	60,677,388

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

 (UNAUDITED)

For the Three and Six months ended June 30, 2023

			Common		Additional
	Series A Preferred stock		stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2022	1,600,000	$160	252,554,765	$25,255	$6,074,763	$(7,551,679)	$(1,451,501)

Common stock issued for conversion of debt	-	-	132,382,517	13,239	94,797	-	108,036
Net loss for the period	-	-	-	-	-	(287,187)	(287,187)
Balance, March 31, 2023	1,600,000	$160	384,937,282	$38,494	$6,169,560	$(7,838,866)	$(1,630,652)

Common stock issued for conversion of debt	-	-	191,536,741	19,153	76,904	-	96,057
Net loss for the period	-	-	-	-	-	(143,917)	(143,917)
Balance, June 30, 2023	1,600,000	$160	576,474,023	$57,647	$6,246,464	$(7,982,783)	$(1,678,512)

For the Three and Six months ended June 30, 2022

					Additional
			Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2021	1,600,000	$160	50,819,780	$5,082	$5,557,828	$(6,656,109)	$(1,093,039)

Common stock issued for conversion of debt	-	-	7,540,799	754	51,263	-	52,017
Debts forgiveness - related party	-	-	-	-	10,000	-	10,000
Net loss for the period	-	-	-	-	-	(367,131)	(367,131)
Balance, March 31, 2022	1,600,000	$160	58,360,579	$5,836	$5,619,091	$(7,023,240)	$(1,398,153)

Common stock issued for conversion of debt	-	-	19,096,904	1,910	119,705	-	121,615
Warrant issued for acquisition of patent	-	-	-	-	5,429	-	5,429
Net loss for the period	-	-	-	-	-	(223,837)	(223,837)
Balance, June 30, 2022	1,600,000	$160	77,457,483	$7,746	$5,744,225	$(7,247,077)	$(1,494,946)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

 (UNAUDITED)

	Six months ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(431,104)	$(590,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	252,844	162,755
Amortization of license and patent	1,346	56,988
Amortization of debt discount	82,385	79,547
Unrealized (gain) loss on investments in marketable securities	21	127
Changes in operating assets and liabilities:
Inventory	2,390	(5,897)
Accounts payable and accrued liabilities	15,790	157,431
Due to related party	-	1,803
Net Cash Used in Operating Activities	(76,328)	(138,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from related party	51,044	1,623
Repayment to related party	-	(1,623)
Repayment of notes payable - related party	-	(25,272)
Proceeds from convertible notes	40,000	125,000
Net Cash Provided by Financing Activities	91,044	99,728

Net change in cash	14,716	(38,486)
Cash at beginning of period	25,405	82,936
Cash at end of period	$40,121	$44,450

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$4,728

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability recognized as debt discount	$110,000	$92,000
Issuance of common stock for conversion of debt	$204,093	$173,632
Debts forgiveness - related party	$-	$10,000
Warrant issued for Patent’s acquisition	$-	$5,429

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

The Company’s corporate office is located at 2620 Regatta Drive, Suite 102, Las Vegas, NV 89128.

2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim period presented, have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10K filed with SEC on June 30, 2023, have been omitted.

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

The following table summarizes fair value measurements by level as of June 30, 2023, and December 31, 2022, measured at fair value on a recurring basis:

	Total Carrying Value	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	as of June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$21	$21	$-	$-

Liabilities
Derivative liabilities	$930,072	$-	$-	$930,072

	Fair Value Measurements as of December 31, 2022, Using:
	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities, 105,736 shares of common stock of Hemp, Inc. (HEMP)	$42	$42	$-	$-

Liabilities
Derivative liabilities	$686,856	$-	$-	$686,856

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $7,982,783 as of June 30, 2023. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Obtaining additional financing, successful development of the Company’s contemplated plan of operations, and the transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities aa of June 30, 2023 and December 31, 2022, consists of the following:

	June 30,	December 31,
	2023	2022
Accounts payable	$1,394	$6,939
Accrued salary	300,000	300,000
Accrued interest	116,872	101,966
Accrued liabilities	1,419	1,015
	$419,685	$409,920

5. CONVERTIBLE NOTES

Convertible notes as of June 30, 2023 and December 31, 2022, consist of the following:

	June 30,	December 31,
	2023	2022
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - issued fiscal year 2022	-	78,440
Convertible Notes - issued fiscal year 2023	47,250	-
Total convertible notes payable	358,250	389,440

Less: Unamortized debt discount	(42,512)	(7,647)
Total convertible notes	315,738	381,793

Less: current portion of convertible notes	315,738	381,793
Long-term convertible notes	$-	$-

For the six months ended June 30, 2023 and 2022, the interest expense on convertible notes was $20,763 and $25,556, respectively. As of June 30, 2023 and December 31, 2022, the accrued interest was $115,656 and $100,919, respectively.

The Company recognized amortization expense related to the debt discount of $82,385 and $79,547 for the six months ended June 30, 2023 and 2022, respectively, which is included in interest expense in the statements of operation.

Conversion

During the six months ended June 30, 2023, the Company converted notes with principal amounts of $78,440 and accrued interest of $6,026 into 323,919,258 shares of common stock. The corresponding derivative liability at the date of conversion of $64,258 was credited to additional paid in capital.

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

Convertible Notes - Issued during the year ended December 31, 2023

During the six months ended June 30, 2023, the Company issued a total principal amount of $47,250 in convertible notes for cash proceeds of $40,000. The terms of convertible notes are summarized as follows:

•	Term one year;

•	Annual interest rates 10%;

•	Convertible at any time

•	Conversion prices are based on 39% discount to the lowest trading price during the 20-trading day period ending on the latest complete training day prior to the conversion date.

The Company valued the conversion feature using the Black-Scholes pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the six months ended June 30, 2023, amounted to $569,854, and $117,250 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $459,854 was recognized as a “day 1” derivative loss.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the six months ended June 30, 2023, and the year ended December 31, 2022, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six months ended	Year ended
	June 30,	December 31,
	2023	2021
Expected term	0.18- 1.00 years	0.06 - 0.51 years
Expected average volatility	141% - 240%	72% - 164%
Expected dividend yield	-	-
Risk-free interest rate	4.76% - 5.50%	0.17% - 4.72%

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2023.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2022	$686,856

Addition of new derivatives recognized as debt discounts	110,000
Addition of new derivatives recognized as loss on derivatives	459,854
Settled on issuance of common stock	(119,628)
(Gain) loss on change in fair value of the derivative	(207,010)
Balance - June 30, 2023	$930,072

The aggregate (gain) loss on derivatives during the six months ended June 30, 2023, and 2022 was as follows.

	Six months ended
	June 30,
	2023	2022
Day one loss due to derivative liabilities on convertible notes	$459,854	$28,960
(Gain) loss on change in fair value of the derivative liabilities	(207,010)	138,862
	$252,844	$167,822

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

Series B Preferred Stock

On January 24, 2022, the Company established its Series B Preferred Stock, par value $0.0001, by filing a Certificate of Designation with the Delaware Secretary of State. The Company’s board exercised “blank check” authority to establish classes of preferred stock without approval by shareholders under provision of its original Articles of Incorporation and has designated 6,000,000 shares of Series B Preferred Stock.

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

Common Stock

On March 7, 2023, the Company amended its articles of incorporation to increase its authorized common shares from 750,000,000 to 1,250,000,000; this increase will be effective March 27, 2023.

As of June 30, 2023 and December 31, 2022, there were 576,474,023 and 252,544,765 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of June 30, 2023, and December 31, 2022, there were 10,000 shares of the Company’s common stock issuable.

Fiscal year 2023

During the six months ended June 30, 2023, the Company issued 323,919,258 shares of common stock valued at $204,093 for conversion of debt.

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

8. RELATED PARTY TRANSACTIONS

Notes payable – related party

During the six months ended June 30, 2023 and 2022, the Company repaid notes payable to a related party and accrued interest of $0 and $30,000 and recognized interest of $168 and $363, respectively.

As of June 30, 2023 and December 31, 2022, the Company recorded notes payable - related party of $8,444 and $8,444 and accrued interest of $1,214 and $1,047, respectively. The note is a 4% interest bearing promissory note that the term is 1 year.

Due to related party

During the six months ended June 30, 2023, Dr. Edward E. Jacobs, M.D., our CEO, advanced $51,044 for operating expenses. As of June 30, 2023 and December 31, 2022, the Company recorded due to related party of $52,846 and $1,802, respectively.

9. SUBSEQUENT EVENTS

During July and early August, The REG A filed and as amended in November 2022 for 200,000,000 common shares at $0.001 were fully subscribed. This provides the Company with the liquidity to pursue further research into its lead products: Pluripain® , SleepEZ™ and Primilungs™ and move the Company’s testing, development and marketing programs forward. The Company is also in discussion with marketing specialists in expanding its footprint on the Amazon market place now that the RegA has been fully subscribed and provide the necessary funding for more intensive marketing efforts. Since the appointment of FCBTherapy as its exclusive Distributor, LiveStock impact is withdrawing from its own websale and is encouraged with the first initial wholesale order from FCBTherapy is over $9000 which is double the last 6 months gross sales.

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

Effective November 15, 2021, the Company entered into a marketing agreement for an FDA-cleared medical device, the Lung Flute™, which the Company called Lung Cleanser™. The Company is also exploring agreements with other medical device manufacturers; the owners of intellectual property relating to medical devices and processes; and marketing companies associated with these manufacturers and owners.

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

Our animal products include an Equine All-in-One™ and Equine All-In-One Plus™ formulation, which we market to trainers, horse owners and boarding stables, and a Canine All-in-One™ that we market directly to consumers. Anecdotal and testimonial reports are that the equine products provide significant relief from exercise induced pulmonary hemorrhaging, as well as improved coat and mane appearance and hoof health. The canine products have demonstrated significant rejuvenating benefits for older dogs, improving overall appearance and energy levels. Effective April 2023, FBRTherapy Division has been appointed its exclusive Distributor for all LiveStock Impact’s products, as such The Company also negotiated with the supplier for the exclusive marketing rights to these products from the non-exclusive license it has held since June 2022.

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

Since the latter part of March, the Company has started to explore the Botanical Drugs sphere. We acquires the non exclusive licenses from Dr. Yaguang Liu, LY Research for Glucose Management, Eye Health due to Myopia and Presbyopia and a resveratrol product. Dr Liu has had over 40 years of research and development in the Botanical Drugs area. We are exploring the opportunities in deploying these patented products for nutraceutical use for human and animal initially.

While we continue to investigate and acquire nutraceutical products for humans and animals, all of our current activities are reliant on marketing and distributing products developed and owned by others. Currently, other than the two equine formulations where we have the exclusive marketing rights, we do not own the formulations for our key products and manufacture and market them under an agreement with the developer that requires payment of a royalty and a license agreement. We are negotiating towards the acquisition of some of these formulations.

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

During June 2021, we commenced use of social media professionals and existing connections to create awareness about our human products’ benefits. The initial results were not satisfactory and a recast, animal product-specific program that followed later in 2021, did not achieve the desired results. We are developing affiliate marketing opportunities and recognize that a broader campaign using traditional advertising along with social media and more contemporary marketing tools is necessary. We started to re-launch our internet-based marketing activities in Q1 2023, extending the individual product websites, revamping the Company’s website, continuing to explore wholesale, white-label opportunities and placing products on Amazon. To expand its footprint on the Amazon sales channel, we are discussing with amazon marketing specialist in third party management of our products on Amazon.

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

We are furthering the use of a formulation of PluriPain® targeted toward the symptoms of pre-menstrual syndrome and menstrual pain. Anecdotal and testimonial reports have long noted that users obtain relief from these symptoms with use of the PluriPain® product, and we have made adjustments and additions to the formulation to target these symptoms. Early reports are promising, and we expect marketing efforts to emphasize the usefulness of our product to alleviate PMS-related symptoms. By popular requests, the Company is also working with developers on a menopause supplement.

We are also exploring the combination of PluriPain®, PrimiLung™ and SleepEZ™ for those still suffering COVID effects in the on-going Survey conducted by Regina Sutton, M.D. These specific formulations address some of the most troubling symptoms of long-term COVID sufferers, including brain fog, pain and sleep problems.

In light of the availability of marketing funding with the Reg A completion, we will be looking for collaboration with others to promote our products, and to also conduct surveys with larger groups of participants to further confirm their efficacy, which anecdotal reports have in the past confirmed.

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

2. LIQUITITY AND CAPITAL RESOURCES:

Liquidity -- Financial Performance – Three Months Ended June 30, 2023, and 2022

We had a net loss of $143,917 for the six-month period ended June 30 2023, which was $$79,920less than the net loss of $223,827 for the six-month period ended June 30, 2022. The change in our results is mainly due to the Change in operating expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended June 30, 2023, and 2022:

	2023	2022	Changes
Revenue	2,339	4,322	(1,987)
Cost of Sales	849	2,169	1,320
Operation Expenses	57,439	145,450	88,011
Other income (expenses)	(87,968)	(80,540)	(7,428)
Net Income (loss)	(143,917)	(233,837)	79,920

Revenue

Our revenues have been derived entirely from product sales.

Cost of Sales

Our cost of sales is primarily derived from contract manufacturing expenses and shipping and handling expenses related to customer fulfillment. We also expense marketing expenses, which includes the cost of samples or products provided for promotional purposes and website content development. We have contracted for consulting services relating to website and product label redesign and another web sales outreach campaign, and we expect expenses to accrue for such services in 3Q 2023, and beyond.

Operation Expenses

Our general, administrative and professional fees are largely attributable to office, rent, advertising, consultants and transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company as well as stock-based compensation for officers, directors and consultants.

Other Income (Expense)

The Company recorded interest expenses of $52,253 and $ 75,367 for the six months ended June30, 2023, and 2022.

Net Loss

As a result of our operating expenses the Company reported a net loss of $ 143,917 and $ 223,837 for the six months ended June 30, 2023, and 2022.

Capital Resources – Balance Sheet and Cash Flows

Our balance sheet as of June 30 2023, reflects current assets of $46,629 , including cash in the amount of $40,121 . We currently meet cash requirements by infusions of cash from issuance of notes to finance partners, through RegA subscriptions and advances from shareholders. Most of these notes have conversion features that require accounting for derivative liabilities. We are hopeful that our Reg. A+ offering will help to reduce our financing costs but can provide no assurances as to whether our offering will be successful.

Working Capital (Deficiency)

	June 30, 2023,	June 30, 2022,	Change
Current Assets	46,629	34,324	12,305
Current Liabilities	1,726,785	1,488,815	(225,661)
Working Capital (Deficiency)	(1,680,165)	(1,454,491)	(225,661)

Cash Flows

	Six Months Ended
	June 30
	2023	2022	Change
Cash provided by (used in) Operating Activities	(76,328)	(138,214)	61,886
Cash provided by (used in) Financing Activities	91,044	99,728	(8,684)
Net Increase (Decrease) In Cash During Period	14,716	(38,486)	53,202

Net cash used by operating activities during the six months ended June 30, 2023, was $ 76,328 a decrease of $ 61,886 from net cash used of $138,214 in operating activities during the six months ended June 30, 2022.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended June 30, 2023, was $ 91,044 , a decrease of $ 8,684 from net cash provided in financing activities during the six months ended June 30, 2022.

As of June 30, 2023, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

On June 30, 2023, we had $40,121 of cash on-hand and an accumulated deficit of $7,982,783 , and as noted throughout this report and our financial statements and notes thereto, our independent auditors expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2022. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Critical Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States (“US GAAP”). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to US GAAP and are consistently and conservatively applied that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2023. This evaluation was carried out under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to a material weakness in our internal control over financial reporting, which is described below

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2023, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At this time, we know of no pending legal proceedings to which we are a party, either individually or in the aggregate. We are from time-to-time, during the normal course of our business operations, subject to various litigation claims and legal disputes. There are no such claims or disputes pending at this time and we have not been notified of any possible claims or disputes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued equity securities during this reporting period to satisfy convertible notes to our finance partner, 1-800 Diagonal Lending, LLC.; the structure and terms of these obligations is the same as made in previous periods. The table below sets out these issuances during the period from April 1 2023 to and including June 30 2023

1800 DIAGONAL LENDING, LLC	19,032,298	05/26/2023
1800 DIAGONAL LENDING, LLC	19,032,298	05/31/2023
1800 DIAGONAL LENDING, LLC	21,041,667	06/01/2023
1800 DIAGONAL LENDING, LLC	21,055,556	06/02/2023
1800 DIAGONAL LENDING, LLC	21,055,556	06/05/2023
1800 DIAGONAL LENDING, LLC	21,055,556	06/06/2023
1800 DIAGONAL LENDING, LLC	21,055,556	06/07/2023
1800 DIAGONAL LENDING, LLC	21,055,556	06/07/2023
1800 DIAGONAL LENDING, LLC	27,152,778	06/08/2023
Total	191,536,741

An additional note will come due during end December 2023. We anticipate issuance of common shares upon 1800 Diagonal Lending’s demand.

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

BioAdaptives Inc. (Registrant)

Dated: August 11, 2023	/s/ Dr. Edward E. Jacobs, M.D.
Dr. Edward E. Jacobs, M.D.
Chief Executive Officer

/s/ Robert W. Ellis
Robert W. Ellis
Principal Financial Officer

