Form 10-Q
period 2023-09-30
BIOADAPTIVES, INC.
filed 2023-11-13
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

776,464,023 common shares issued and outstanding as of  November 8, 2023

Form 10-Q

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash	$152,072	$25,405
Accounts receivable	3,344	-
Marketable securities	11	42
Inventory	7,250	8,877
Total Current Assets	162,677	34,324

License and patent, net	166,625	2,990
TOTAL ASSETS	$329,302	$37,314

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	433,375	409,920
Derivative liabilities	708,584	686,856
Current portion of convertible notes - net of discount of $79,829 and $7,647	325,671	381,793
Note payable - related party	7,520	10,246
Total Current Liabilities	1,475,150	1,488,815

Total Liabilities	1,475,150	1,488,815

Stockholders' Deficit:
Preferred stock, ($0.0001 par value, 10,000,000 shares authorized;
Series A Preferred Stock 4,000,000 shares designated; 2,850,000 and 1,600,000 issued and outstanding, respectively	285	160
Series B Preferred Stock 6,000,000 shares designated; 2,250,000 and 0 share issued and outstanding, respectively	225	-
Common stock ($0.0001 par value, 1,250,000,000 shares authorized; 776,474,023 and 252,554,765 shares issued and outstanding, and 10,000 issuable, respectively)	77,647	25,255
Additional paid-in capital	6,771,839	6,074,763
Accumulated deficit	(7,995,844)	(7,551,679)
Total Stockholders' Deficit	(1,145,848)	(1,451,501)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$329,302	$37,314

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (UNAUDITED)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$15,649	$3,337	$21,364	$13,192
Cost of revenue	10,999	1,337	13,244	7,096
Gross Profit	4,650	2,000	8,120	6,096

Operating Expenses
General and administrative	33,706	43,981	60,258	236,698
Professional fees	25,514	30,588	76,010	102,532
Amortization of license and patent	37,643	4,476	38,989	61,464
Total Operating Expenses	96,863	79,045	175,257	400,694

Other Income (Expense)
Unrealized gain (loss) on marketable securities	(11)	(31)	(31)	(158)
Interest expense	(20,625)	(94,106)	(123,941)	(199,572)
Change in fair value of derivative liabilities	261,488	(105,143)	8,644	(272,965)
Loss on settlement of debt	(161,700)	-	(161,700)	-
Total Other Income (Expense)	79,152	(199,280)	(277,028)	(472,695)

Loss before income taxes	(13,061)	(276,325)	(444,165)	(867,293)

Net Loss	$(13,061)	$(276,325)	$(444,165)	$(867,293)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	730,006,523	89,333,996	482,799,498	77,615,330

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

 (UNAUDITED)

For the Three and Nine months ended September 30, 2022

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2022	1,600,000	$160	-	$-	252,554,765	$25,255	$6,074,763	$(7,551,679)	$(1,451,501)

Common stock issued for conversion of debt	-	-	-	-	132,382,517	13,239	94,797	-	108,036
Net loss for the period	-	-	-	-	-	-	-	(287,187)	(287,187)
Balance, March 31, 2023	1,600,000	$160	-	$-	384,937,282	$38,494	$6,169,560	$(7,838,866)	$(1,630,652)

Common stock issued for conversion of debt	-	-	-	-	191,536,741	19,153	76,904	-	96,057
Net loss for the period	-	-	-	-	-	-	-	(143,917)	(143,917)
Balance, June 30, 2023	1,600,000	$160	-	$-	576,474,023	$57,647	$6,246,464	$(7,982,783)	$(1,678,512)

Series A preferred stock issued for license fee	1,250,000	125	-	-	-	-	22,500	-	22,625
Series B preferred stock issued for settlement of debt - related party	-	-	750,000	75	-	-	164,925	-	165,000
Series B preferred stock issued for license fee	-	-	1,500,000	150	-	-	179,850	-	180,000
Common stock issued for cash	-	-	-	-	200,000,000	20,000	158,100	-	178,100
Net loss for the period	-	-	-	-	-	-	-	(13,061)	(13,061)
Balance, September 30, 2023	2,850,000	$285	2,250,000	$225	776,474,023	$77,647	$6,771,839	$(7,995,844)	$(1,145,848

For the Three and Nine months ended September 30, 2023

	Series A
	Preferred		Common		Additional
	stock		stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2021	1,600,000	$160	50,819,780	$5,082	$5,557,828	$(6,656,109)	$(1,093,039)

Common stock issued for conversion of debt	-	-	7,540,799	754	51,263	-	52,017
Debts forgiveness - related party	-	-	-	-	10,000	-	10,000
Net loss for the period	-	-	-	-	-	(367,131)	(367,131)
Balance, March 31, 2022	1,600,000	$160	58,360,579	$5,836	$5,619,091	$(7,023,240)	$(1,398,153)

Common stock issued for conversion of debt	-	-	19,096,904	1,910	119,705	-	121,615
Warrant issued for Patent’s acquisition	-	-	-	-	5,429	-	5,429
Net loss for the period	-	-	-	-	-	(223,837)	(223,837)
Balance, June 30, 2022	1,600,000	$160	77,457,483	$7,746	$5,744,225	$(7,247,077)	$(1,494,946)

Common stock issued for conversion of debt	-	-	55,478,381	5,548	169,865	-	175,413
Net loss for the period	-	-	-	-	-	(276,325)	(276,325)
Balance, September 30, 2022	1,600,000	$160	132,935,864	$13,294	$5,914,090	$(7,523,402)	$(1,595,858)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

 (UNAUDITED)

	Nine months ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(444,165)	$(867,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(8,644)	272,965
Amortization of license and patent	38,989	61,464
Amortization of debt discount	92,318	161,221
Loss on settlement of debt	161,700	-
Unrealized loss on investments in marketable securities	31	158
Changes in operating assets and liabilities:
Accounts receivable	(3,344)	-
Inventory	1,627	(3,250)
Prepaid expense and other current assets	-	1,000
Accounts payable and accrued liabilities	29,481	172,177
Due to related party	(470)	1,803
Net Cash Used in Operating Activities	(132,477)	(199,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance for common stock	178,100	1,623
Proceed from related party	51,044	1,623
Repayment to related party	(50,000)	(1,623)
Repayment of notes payable - related party	-	(25,272)
Proceeds from convertible notes	80,000	160,000
Net Cash Provided by Financing Activities	259,144	136,351

Net change in cash	126,667	(63,404)
Cash at beginning of period	25,405	82,936
Cash at end of period	$152,072	$19,532

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$4,728

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability recognized as debt discount	$150,000	$142,000
Issuance of common stock for conversion of debt	$204,093	$349,045
Issuance Series A preferred stock for license fee	$22,625	$-
Issuance Series B preferred stock for license fee	$180,000	$-
Issuance Series B preferred stock for settlement of debt - related party	$165,000	$-
Debts forgiveness - related party	$-	$10,000
Warrant issued for Patent's acquisition	$-	$5,429

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

The Company also markets the Lung Cleanser™ medical device, which is sold with our PrimiLung® product as part of a Lung Armor™ package. Additionally, during a prior reporting period, the Company acquired patent rights to a method to embed oxygen in water and is developing commercial products based on this technology that will augment and complement our current product lines.

All of these products are sold under licensing and manufacturing agreements with third parties and our current activities are reliant on marketing and distributing products developed and owned by others.

In February 2022, the Company acquired US Patent rights to a process that increases dissolved oxygen in water. The process produces MorO2, ingestion of which is believed to increase diffusion of oxygen into muscle tissues. The Company is continuing to evaluate a business plan to manufacture and market products based on the MorO2 technology.

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

The following table summarizes fair value measurements by level as of September 30, 2023, and December 31, 2022, measured at fair value on a recurring basis:

	Total Carrying Value as of September 30,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$11	$11	$-	$-

Liabilities
Derivative liabilities	$708,584	$-	$-	$708,584

	Fair Value Measurements as of December 31, 2022, Using:
	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities, 105,736 shares of common stock of Hemp, Inc. (HEMP)	$42	$42	$-	$-

Liabilities
Derivative liabilities	$686,856	$-	$-	$686,856

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $7,995,844 as of September 30, 2023. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Obtaining additional financing, successful development of the Company’s contemplated plan of operations, and the transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities aa of September 30, 2023, and December 31, 2022, consists of the following:

	September 30,	December 31,
	2023	2022
Accounts payable	$4,792	$6,939
Accrued salary	300,000	300,000
Accrued interest	127,564	101,966
Accrued liabilities	1,019	1,015
	$433,375	$409,920

5. CONVERTIBLE NOTES

Convertible notes as of September 30, 2023, and December 31, 2022, consist of the following:

	September 30,	December 31,
	2023	2022
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - issued fiscal year 2022	-	78,440
Convertible Notes - issued fiscal year 2023	94,500	-
Total convertible notes payable	405,500	389,440

Less: Unamortized debt discount	(79,829)	(7,647)
Total convertible notes	325,671	381,793

Less: current portion of convertible notes	325,671	381,793
Long-term convertible notes	$-	$-

For the nine months ended September 30, 2023, and 2022, the interest expense on convertible notes was $31,401 and $37,903, respectively. As of September 30, 2023, and December 31, 2022, the accrued interest was $126,294 and $100,919, respectively.

The Company recognized amortization expense related to the debt discount of $92,318 and $161,221 for the nine months ended September 30, 2023, and 2022, respectively, which is included in interest expense in the statements of operation.

Conversion

During the nine months ended September 30, 2023, the Company converted notes with principal amounts of $78,440 and accrued interest of $6,026 into 323,919,258 shares of common stock. The corresponding derivative liability at the date of conversion of $64,258 was credited to additional paid in capital.

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

Convertible Notes - Issued during the year ended December 31, 2023

During the nine months ended September 30, 2023, the Company issued a total principal amount of $94,500 in convertible notes for cash proceeds of $80,000. The terms of convertible notes are summarized as follows:

•	Term one year;

•	Annual interest rates 10%;

•	Convertible at any time

•	Conversion prices are based on 39% discount to the lowest trading price during the 20-trading day period ending on the latest complete training day prior to the conversion date.

The Company valued the conversion feature using the Black-Scholes pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the nine months ended September 30, 2023, amounted to $728,213, and $150,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $578,213 was recognized as a “day 1” derivative loss.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the nine months ended September 30, 2023, and the year ended December 31, 2022, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine months ended	Year ended
	September 30,	December 31,
	2023	2022
Expected term	0.18- 1.00 years	0.06 - 0.51 years
Expected average volatility	141% - 288%	72% - 164%
Expected dividend yield	-	-
Risk-free interest rate	4.76% - 5.53%	0.17% - 4.72%

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2023.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2022	$686,856

Addition of new derivatives recognized as debt discounts	150,000
Addition of new derivatives recognized as loss on derivatives	578,213
Settled on issuance of common stock	(119,628)
Gain on change in fair value of the derivative	(586,857)
Balance - September 30, 2023	$708,584

The aggregate (gain) loss on derivatives during the nine months ended September 30, 2023, and 2022 was as follows.

	Nine months ended
	September 30,
	2023	2022
Day one loss due to derivative liabilities on convertible notes	$578,213	$44,933
(Gain) loss on change in fair value of the derivative liabilities	(586,857)	228,032
	$(8,644)	$272,965

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

During the nine months ended September 30, 2023, the Company issued 1,250,000 shares of Series A Preferred Stock valued at $22,625 for license fee.

There are 2,850,000 and 1,600,000 shares of Series A shares issued as of the date of this filing as of September 30, 2023, and December 31, 2022, respectively.

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

The Company may use the Series B Preferred Stock for the purpose of asset acquisition or in satisfaction of recognized debt; they are not otherwise available for sale. The Series B Preferred Stock have enhanced voting privileges (100:1); the collective right to appoint elect one director, at the Holders’ option; and conversion-to-common rights at a 10:1 ratio.

During the nine months ended September 30, 2023, the Company issued 1,500,000 shares of Series B Preferred Stock valued at $180,000 for license fee.

During the nine months ended September 30, 2023, the Company issued 750,000 shares of Series B Preferred Stock valued at $165,000 for settlement of debt of $3,300. As a result, the Company recorded loss on settlement of debt of $161,700.

As of September 30, 2023, and December 31, 2022 2,250,000 and 0 shares of Series B Preferred Stock are issued and outstanding, respectively.

Common Stock

On March 7, 2023, the Company amended its articles of incorporation to increase its authorized common shares from 750,000,000 to 1,250,000,000; this increase will be effective March 27, 2023.

As of September 30, 2023, and December 31, 2022, there were 776,474,023 and 252,544,765 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of September 30, 2023, and December 31, 2022, there were 10,000 shares of the Company’s common stock issuable.

Fiscal year 2023

During the nine months ended September 30, 2023, the Company issued Common shares as follows;

•	323,919,258 shares of common stock valued at $204,093 for conversion of debt.
•	200,000,000 shares of common stock at $0.001 per share, net of offering cost of $21,900.

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

8. RELATED PARTY TRANSACTIONS

Notes payable – related party.

During the nine months ended September 30, 2023, and 2022, the Company repaid notes payable to a related party and accrued interest of $3,300 and $30,000 and recognized interest of $54 and $448, respectively.

As of September 30, 2023, and December 31, 2022, the Company recorded notes payable - related party of $5,144 and $8,444 and accrued interest of $1,268 and $1,047, respectively. The note is a 4% interest bearing promissory note that the term is 1 year.

Due to related party

During the nine months ended September 30, 2023, Dr. Edward E. Jacobs, M.D., our CEO, advanced $51,044 for operating expenses and the Company repaid $50,470. As of September 30, 2023, and December 31, 2022, the Company recorded due to related party of $2,377 and $1,802, respectively.

License and patent

As of September 30, 2023, and December 31, 2022, License and patent consist of the following:

	September 30,	December 31,
	2023	2022
License	$182,000	$-
Patent	5,429	5,429
	187,429	5,429
Accumulated amortization	(20,804)	(2,439)
	$166,625	$2,990

The term of licenses is a range from 1 to 3 years for the certain products. The Company agrees to pay a royalty on sales of the Products during the term of licensees equivalent to 2 – 5% of gross product sales amounts (“GPSA”).  Such royalty shall be payable only after the Licensor attains a GPSA of $20,000 to $30,000 in any calendar month, and shall be payable on the entire GPSA for such period.

For the nine months ended September 30, 2023, the Company recorded amortization expense of $38,989.

9. SUBSEQUENT EVENTS

On October 11 2023, the Company filed a new Reg A for the marketing of 250,000,000 common shares at a price range of $0.001 to $0.003, to be determined after qualifying.  This new Reg A is to provide additional funding for the marketing for BioAdaptives itself, and also for its wholly owned subsidiary, LiveStock Impact Inc,  The Company is looking to expand its range of targeted human health supplements. It is also focused on the marketing effort of  LiveStock Impact, Inc and its wholesale activities as well as its interest in botanical drugs.  Towards this end, since October, the Company has been working with a professional entity on its press releases and marketing promotions.  It expects to intensify its marketing outreach in the next two quarters. The Company also announced its launching of a new Lung Health supplement, Lung Fortress, a robust all natural supplement designed to foster Pulmonary Health.

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

1.OUR BUSINESS

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

The Company’s current products include dietary supplements using natural ingredients and proprietary methods of optimizing the availability of nutrients in foods and beverages. Human products are designed to aid memory, cognition and focus; assist in sleep and fatigue reduction; provide pain relief and healing; and improve overall emotional and physical wellness™.  Cell Rejuven™ is an anti-aging cell rejuvenation formulation; ProteinNMore™ is a unique turbo charged balanced premium protein blend of natural ingredients that optimizes bioavailability of nutrients to rapidly build lean bulk and maximize contractile strength of muscles. We also market the Lung Cleanser™ and PrimiLungs™ product in our Lung Armor™ packaging, emphasizing the anti-viral properties of the nutraceutical and general respiratory health benefits from use of the non-invasive FDA-cleared device.  MindNMemory™ is a nootropic formulation designed to enhance mental clarity and memory; SleepEZ™ is a natural soporific that aids relaxation and sleep quality.  We acquired the SleepEZ™ license in 2021 as PrimiSleep™, and the revised formulation for MindnMemory™ during 2022, and have commenced marketing activities for these products.  Sales of the  Lung Cleanser™ have not met our expectations and we anticipate concentrating in marketing this device through wholesale channels and on Amazon instead.

Our animal products include an Equine All-in-One™ and Equine All-In-One Plus™ formulation, which we market to trainers, horse owners and boarding stables, and a Canine All-in-One™ that we market directly to consumers.  Anecdotal and testimonial reports are that the equine products provide significant relief from exercise induced pulmonary hemorrhaging, as well as improved coat and mane appearance and hoof health.  The canine products have demonstrated significant rejuvenating benefits for older dogs, improving overall appearance and energy levels. Effective April 2023, FBRTherapy Division has been appointed its exclusive Distributor for all LiveStock Impact’s products, as such The Company also negotiated with the supplier for the exclusive marketing rights to these products from the non-exclusive license it has held since June 2022. In this first quarter of  the exclusive wholesale agreement, its wholesale volume has surpassed the past 9 months total by 400%.  Granted due to the switch from retail to wholesale the margins are much tighter, but we believe in 2024, the expanded sales will greatly benefit this wholly owned subsidiary and justifies its eventual independence.

Effective February 2, 2022, the Company acquired the option to purchase U.S. Patent No. 9,783,432B (the “Patent”), covering technology used in enhancing the capability of water to hold significantly larger amounts of oxygen.  Effect June 6, 2022, we entered into a services agreement with Wildpack Beverages in Las Vegas, Nevada to co-pack a pilot run (1333 cases) of this Product.  However, since technical and operational problems prevented completion of the planned pilot run, and as a result we are still working to find a solution these issues and explore how to deploy the technology.

Since the latter part of March,  the Company has started to explore the Botanical Drugs sphere.  We acquired the non exclusive licenses from Dr. Yaguang Liu, LY Research for Glucose Management, Eye Health due to Myopia and Presbyopia and  a resveratrol product. Dr Liu has had over 40 years of research and development in the Botanical Drugs area. We are exploring the opportunities in deploying these patented products for nutraceutical use for human and animal initially. With Botanical drug interest being migrated to LiveStock Impact, Inc, the wholly owned subsidiary, Dr Liu has also migrated its directorship from BioAdaptives to LiveStock Impact, Inc.

While BioAdaptives continue to investigate and acquire nutraceutical products for humans , all of our current activities are reliant on marketing and distributing products developed and owned by others. We do not own the formulations for our key products and manufacture and market them under an agreement with the developer that requires payment of a royalty and a license agreement. We are negotiating towards the acquisition of some of these formulations. Livestock Impact, Inc however, owns the exclusive marketing rights of  the two equine formulations and one canine formulations.

We are reliant on direct web sales of the nutraceutical lines for human products and none of which have produced any significant revenue yet. Whereas LiveStock Impact, Inc appointed an exclusive distributor and has increased its sales volume by 400%.  Because of this, we are now exploring the wholesale and white label markets for the human supplement sales. We have very limited experience in marketing and have yet to develop reliable sales expectations and forecasting.

Market and Marketing

We market our science-based, quality nutraceuticals to a broad base of the population in the U.S., and are exploring marketing prospects in Asia, Australasia, the Middle East, and Europe. The Company’s current target markets through LiveStock Impact, Inc also include equine and canine companion animals and equine competitors in the U.S., Australasia and the Middle East.

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

Although we believe our last formulated MindNMemory™ and Cell Rejuven™ products are substantial improvement over PrimiLive®, our other products have not substantially changed:  We offer premium nutraceutical preparations containing the best quality all-natural botanical, algal and mushroom ingredients.  We will continue to emphasize the unique qualities, use and function of our nutraceuticals.  We intend to create market share in our target demographic by (i) emphasizing the benefits of our proprietary algal-mushroom based, all-natural, stimulant-free, sugar-free, non-GMO ingredients that combine with proven Traditional Chinese Medicine and Ayurvedic botanicals into science-based formulations, (ii) investigating additional products in response to market demand and testing, and (iii) utilizing our marketing operation to act as its sales and distribution arm to seek additional channels for sales coverage.

As noted above, we entered into licensing agreements for the PrimiLive® and PrimiSleep™ products during 2021 and  changed the name PrimiSleep™ to SleepEZ™ to reflect on its capabilities as well as developing our reformulated MindnMemory™ during 2022. We also launched the advanced Cell product, Cell Rejuven™. While these products are all-natural botanical formulations, as our other nutraceutical products, they represent a departure from our existing product lines because they are targeted to specific markets:  MindnMemory™ is a nootropic, intended to improve concentration and mental acuity; our initial marketing efforts are oriented toward Seniors and e-gamers.  SleepEZ™ is intended for use as an aid to relaxation, with an emphasis on improving the quality of sleep. Cell Rejuven™ is an improved primitive cell anti-aging formulation that promotes high quality hair and nail growth, as well as improving mood  ProteinNMore™ is a unique turbo charged balanced premium protein blend We believe these products can be used in a complementary manner, to maintain on-task endurance and then to unwind and recover from such activities.

We are furthering the use of a formulation of PluriPain® targeted toward the symptoms of pre-menstrual syndrome and menstrual pain.  Anecdotal and testimonial reports have long noted that users obtain relief from these symptoms with use of the PluriPain® product, and we have made adjustments and additions to the formulation to target these symptoms.  Early reports are promising, and we expect marketing efforts to emphasize the usefulness of our product to alleviate PMS-related symptoms. By popular requests, the Company is also working with developers on a menopause supplement and other targeted lifestyle supplement aids.

We are also exploring the combination of PluriPain®, PrimiLung™ and SleepEZ™ for those still suffering COVID effects in the on-going Survey conducted by Regina Sutton, M.D. These specific formulations address some of the most troubling symptoms of long-term COVID sufferers, including brain fog, pain and sleep problems.

In light of the availability of marketing funding with the first Reg A completion, we are collaborating with others to promote our products, and to also conduct surveys with larger groups of participants to further confirm their efficacy, which anecdotal reports have in the past confirmed. We look forward to the new Reg A recently filed to be qualified to further the marketing effort in reaching seniors and specific communities.

With regard to animal products, the Company’s Livestock Impact wholly owned subsidiary under the guidance of  its directors, Bruce Colclasure, a National Cutting Horse Association champion, who owns and operates the Flying C Bar Ranch in Oklahoma and a breeder and trainer of over 80 NCHA champion cutting horses, as well as Dr. Charles Timmerman, D.V.M. who established a veterinary clinic since 1973 in Aikens, SC, and help test new methods for the management of various animal health problems ,continues to explore new opportunities in this emerging market.  Mr. Colclasure uses and endorses our Equine All-in-One™ and derivative booster products providing valuable feedback and testimonials regarding their benefits. Dr. Timmermann has been a central contributor of scientific and clinical guidance aimed at developing  breakthrough animal health products. He has helped design and execute numerous animal tests and has provided critical oversight to identify product efficacy and ensure product safety.  In addition, a high-performance special formulation of our All-in-One product continues is to be marketed with exceptional results.  We expect to expand the outreach in 2024.

In light of the failures of our past social media campaigns, we recommenced a social media effort this quarter with better response. The Company continues its  marketing affiliate outreach program for the human products, and will continue to directly contact the principals senior communities, clubs and associations, offering discounts, samples and other inducements, seeking to develop “product champion” and “maven” relationships.  We expect to contact principals in organizations with thousands of members and also through targeted advertising campaigns. With LiveStock Impact Inc, since the 4th Quarter 2022, we have been distributing samples and marketing materials to over 40 principals and influencers in regional and breed-specific equine associations and we are currently working with our exclusive distributor in a multi media advertising program for 2024.

Manufacturing

All of the Company’s nutraceutical products are considered dietary supplements or natural foods, and we carefully avoid making health, drug or disease cure claims that could trigger regulatory compliance issues and affect our ability to market BioAdaptives and LiveStock Impact products. Our active ingredients are all plant-, algal and mushroom-based and sourced worldwide from reputable suppliers who employ stringent compliance and sustainable agriculture practices .

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

2.  LIQUITITY AND CAPITAL RESOURCES:

Liquidity -- Financial Performance –  Three Months Ended September 30, 2023, and 2022

We had a net loss of $13,061 for the three-month period ended September 30 2023, which was $$263,264 less than the net loss of $276325 for the three-month period ended September 30, 2022. The change in our results is mainly due to the Change in other income (Expenses).

The following table summarizes key items of comparison and their related increase (decrease) for the Three-month periods ended September 30, 2023, and 2022:

	2023	2022	Changes
Revenue	15,649	3,337	12,312
Cost of Sales	10,999	1,337	(9,662)
Operation Expenses	96,863	79,045	(17,822)
Other income (expenses)	79,152	(199,280)	278,280
Net Income (loss)	(13,061)	(276,325)	263,174

Revenue

Our revenues have been derived entirely from product sales. It reflects a mixture predominantly through wholesale of LiveStock Impact, Inc products and the retail of a small amount of BioAdaptives human supplements.  Because of the wholesale element, margins for products are much tighter than previously when all sales were through retail web sales.

Cost of Sales

Our cost of sales is primarily derived from contract manufacturing expenses and shipping and handling expenses related to customer fulfillment.  We also expense marketing expenses, which includes the cost of samples or products   provided for promotional purposes and website content development.  We have contracted for consulting services relating to website and product label redesign and another web sales outreach campaign, and we expect expenses to accrue for such services in 4th.Q 2023, and beyond.

Operation Expenses

Our general, administrative and professional fees are largely attributable to office, rent, advertising, consultants and transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company as well as stock-based compensation for officers, directors and consultants, as well as amortization of license and patent.

Other Income (Expense)

The Company recorded interest expenses of $20,625  and $ 94,106 for the Three months ended September30, 2023, and 2022.

Net Loss

As a result of our operating expenses the Company reported a net loss of $ 13,061  and $ 276.325  for the three months ended September 30, 2023, and 2022.

Capital Resources – Balance Sheet and Cash Flows

Our balance sheet as of September 30 2023, reflects current assets of $162,677 , including cash in the amount of $152,072 . We currently meet cash requirements by infusions of cash from issuance of notes to finance partners, through RegA subscriptions and advances from shareholders. Most of these notes have conversion features that require accounting for derivative liabilities. We are hopeful that our Reg. A+ offerings will help to reduce our financing costs but can provide no assurances as to whether our offering will be successful.

Working Capital (Deficiency)

	September 30, 2023,	September 30, 2022,	Change

Current Assets	162,677	25,941	136,736
Current Liabilities	1,475,150	1,625,473	150,323
Working Capital (Deficiency)	(1,145,848)	(1,595,858)	450,010

Cash Flows

	Nine Months Ended
	September 30
	2023	2022	Change
Cash provided by (used in) Operating Activities	(132,477)	(199,755)	66,278
Cash provided by (used in) Financing Activities	259.144	136,351	122,793
Net Increase (Decrease) In Cash During Period	152,072	19,532	132,540

Net cash provided (used) by operating activities during the nine months ended September30, 2023, was $ 132,471  a decrease of $ 66,278  from net cash used of $199,755 in operating activities during the nine  months ended September 30, 2022.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2023, was $ 259,144 , an increase of $122,793   from net cash provided in financing activities during the three months ended September 30, 2022 of $136,351.

As of September 30, 2023, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

On September 30, 2023, we had $152,072 of cash on-hand and an accumulated deficit of $7,994,864 , and as noted throughout this report and our financial statements and notes thereto, our independent auditors expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2022. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2023. This evaluation was carried out under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2023, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2024: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

The Company has no insight into what would happen if COVID is to affect the economy again with its possible resurgence.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued equity securities during this reporting period to satisfy subscriptions to our RegA filed in 2022:

1800 DIAGONAL LENDING, LLC	25,000,000	07/10/2023
1800 DIAGONAL LENDING, LLC	25,000,000	07/11/2023
1800 DIAGONAL LENDING, LLC	25,000,000	07/18/2023
1800 DIAGONAL LENDING, LLC	25,000,000	07/24/2023
1800 DIAGONAL LENDING, LLC	25,000,000	07/26/2023
1800 DIAGONAL LENDING, LLC	25,000,000	07/27/2023
1800 DIAGONAL LENDING, LLC	25,000,000	08/02/2023
1800 DIAGONAL LENDING, LLC	25,000,000	08/04/2023

Total	200,000,000

Additional notes will come due during the periods ending December 20, 2023, and March 21, 2024. We anticipate issuance of common shares upon 1800 Diagonal Lending’s demand.

We have also filed a Reg A on October 11, 2023, once that has been qualified then 250,000,000 shares will be offered for subscription at a price to be determined between US$0.001 to US$ 0.003. Upon their subscriptions, such shares will be issued.

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
Dated: November 13, 2023
/s/ Dr. Edward E. Jacobs, M.D.
Dr. Edward E. Jacobs, M.D.
Chief Executive Officer

/s/ Robert W. Ellis
Robert W. Ellis
Principal Financial Off

