Form 10-K
period 2023-12-31
BIOADAPTIVES, INC.
filed 2024-04-10
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

 ________________________

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 For the transition period from ______________ to _____________

 ________________________

Commission File Number: 000-54949

BioAdaptives, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-2592228
(State of incorporation)	(IRS Employer ID Number)

2620 Regatta Drive, Suite 102, Las Vegas, NV

(Address of principal executive offices)

(702) 659-8829

 (Issuer’s telephone number)

 ________________________

Securities registered pursuant to Section 12 (b) of the Act - None

Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.0001 par value

 ________________________

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

Indicate by check mark if the registrant has elected not to us the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(s) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on the attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) ) by the registered public accounting firm that prepared or issued it audit report ☐

If securities are registered pursuant to section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates as of December 31, 2023 was approximately $358,300.09 based upon 895,750,225 shares issued and outstanding.

As of December 31, 2023, there were 895,750,225 shares of Common Stock issued and outstanding. As of March 22, 2024, we had 972,160,641 shares of our Common Stock issued and outstanding.

BioAdaptives, Inc.

Form 10-K for the Year Ended December 31, 2023

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

On September 8, 2023, the Company registered its Livestock Impact Division as a wholly owned subsidiary in Nevada with 200,000,000 shares authorized and 10,000,000 preferred shares.

On October 11, 2023, the Company filed a Form 1-A with the Securities Exchange Commission covering a plan to sell up to 250,000,000 shares of common stock for prices between $0.001-0.003. This filing is ongoing.

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

The Company’s current products include dietary supplements using natural ingredients and proprietary methods of optimizing the availability of nutrients in foods and beverages. Human products are designed to aid memory, cognition and focus; assist in sleep and fatigue reduction; provide pain relief and healing; and improve overall emotional and physical wellness. Our current product line for humans includes PluriPain®, PrimiLungs™,SleepEZ™, MindNMemory™, Cell Rejuven™ and ProteinNMore™ . We also market the Lung Flute™ and PrimiLungs™ products in our Lung Armor™ packaging, emphasizing the anti-viral properties of the nutraceutical and general respiratory health benefits from use of the device. PluriPain® is a fast acting long lasting all natural pain relief formulation. MindnMemory™ is a nootropic formulation that enhances memory, focus, mental clarity and endurance; PrimiSleep™ is a natural soporific that aids relaxation and sleep quality. Cell Rejuven™ increases energy and mobility and resistance to stress, activates primitive cells, improves wound healing and promotes hair and nail growth. ProteinNMore™ aids in rapidly building lean bulk muscle, promotes muscle contractility and strength as well as helps in improving blood flow. We acquired the licenses for these products during 2021 and 2022, and have commenced marketing activities for these products. Sales of the Lung Cleanser™ have not met our expectations and we anticipate concentrating in marketing this device through wholesale channels and on Amazon instead.

Our animal products include an Equine All-in-One™ and Equine All-In-One Plus™ formulation, which we market to trainers, horse owners and boarding stables, and a Canine All-in-One™ that we market directly to consumers. Anecdotal and testimonial reports are that the equine products provide significant relief from exercise induced pulmonary hemorrhaging, as well as improved coat and mane appearance and hoof health. The canine products have demonstrated significant rejuvenating benefits for older dogs, improving overall appearance and energy levels. Effective April 2023, FCBR Therapy Division has been appointed its exclusive Distributor for all LiveStock Impact’s products; the Company also negotiated with the supplier for the exclusive marketing rights to these products from the non-exclusive license it has held since June 2022. In this first quarter of the exclusive wholesale agreement, its wholesale volume has surpassed the past 9 months total by 400%. Granted due to the switch from retail to wholesale the margins are much tighter, but we believe in 2024, the expanded sales will greatly benefit this wholly owned subsidiary and will justify its eventual independence.

The Company is also negotiating distribution rights to three additional human products: Pluripain PMS™, which is designed to help manage the symptoms associated with the menstrual cycle; VeganHepplus™, a liver support supplement; as well as NaturaComplete™, an All-In-One dietary supplement formula with over 70 vitamins, mineral, amino and fatty acids, trace minerals and other nutrients to support general health and obesity management activities. These three new products are expected to be in market within first six months of 2024.

Effective February 2, 2022, the Company acquired the option to purchase U.S. Patent No. 9,783,432B (the “Patent”), covering technology used in enhancing the capability of water to hold significantly larger amounts of oxygen. Since June 6, 2022, we entered into a services agreement with Wildpack Beverages in Las Vegas, Nevada to co-pack a pilot run (1333 cases) of this Product. However, since technical problems prevented completion of the planned pilot run, and no other suitable co-packer was identified, the Company is expected to not take up the option of purchasing this technology.

Since March 2023, the Company has been studying the FitYourOutfit® system, a low-cost AI smart phone app body composition tracking system to detect unwanted muscle mass loss reported with obesity management and also fat loss. In January 2024, BioAdaptives signed a Distributor’s agreement with PIXELCANDO SL to distribute this product in North America.

Since the latter part of March 2023, the Company has started to explore the Botanical Drugs sphere. We acquired the non-exclusive licenses from Dr. Yaguang Liu, LY Research for Glucose Management, Eye Health due to Myopia and Presbyopia and a resveratrol product. Dr Liu has had over 40 years of research and development in the Botanical Drugs area. We are exploring the opportunities in deploying these patented products for nutraceutical use for humans and animals. With Botanical drug interest being migrated to LiveStock Impact, Inc, the wholly owned subsidiary, Dr Liu has also migrated his directorship from BioAdaptives, Inc. to LiveStock Impact, Inc.

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

We are reliant on direct web sales of the nutraceutical lines for human products and none of which has yet produced any significant revenue. In contrast, LiveStock Impact, Inc has been appointed an exclusive distributor and has increased its sales volume by 400%. Because of this, we are now exploring the wholesale and white label markets for the human supplement sales. We have very limited experience in marketing and have yet to develop reliable sales expectations and forecasting.

Market and Marketing

We market our science-based, quality nutraceuticals to a broad base of the population in the U.S., and are exploring marketing prospects in Asia, Australasia, the Middle East, and Europe. The Company’s current target markets through LiveStock Impact, Inc also include equine and canine companion animals and equine competitors in the U.S., Australasia and the Middle East.

During June 2021, we commenced use of social media professionals and existing connections to create awareness about our human products’ benefits. The initial results were not satisfactory and a recast, animal product-specific program that followed later in 2021, did not achieve the desired results. We are developing affiliate marketing opportunities and recognize that a broader campaign using traditional advertising along with social media and more contemporary marketing tools is necessary. We started to re-launch our internet-based marketing activities in Q1 2023, extending individual product websites, revamping the Company’s website, continuing to explore wholesale, white-label opportunities and placing products on Amazon. To expand its footprint on the Amazon sales channel, we are discussing with amazon marketing specialists regarding third party management of our products on Amazon. So far we have not been successful in expanding Amazon sales.

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

Although we believe our last formulated MindNMemory™ and Cell Rejuven™ products are substantial improvement over PrimiLive™ our other products have not substantially changed: We offer premium nutraceutical preparations containing the best quality all-natural botanical, algal and mushroom ingredients. We will continue to emphasize the unique qualities, use and function of our nutraceuticals. We intend to create market share in our target demographic by (i) emphasizing the benefits of our proprietary algal-mushroom based, all-natural, stimulant-free, sugar-free, non-GMO ingredients that combine with proven Traditional Chinese Medicine and Ayurvedic botanicals into science-based formulations, (ii) investigating additional products in response to market demand and testing, and (iii) utilizing our marketing operation to act as its sales and distribution arm to seek additional channels for sales coverage.

As noted above, we entered into licensing agreements for the PrimiLive™ and PrimiSleep™ products during 2021 and changed the name PrimiSleep™ to SleepEZ™ to reflect on its capabilities as well as developing our reformulated MindnMemory™ during 2022. We also launched the advanced Cell product, Cell Rejuven™. While these products are all-natural botanical formulations, as our other nutraceutical products, they represent a departure from our existing product lines because they are targeted to specific markets: MindnMemory™ is a nootropic, intended to improve concentration and mental acuity; with our initial marketing efforts oriented toward Seniors and e-gamers. SleepEZ™ is intended for use as an aid to relaxation, with an emphasis on improving the quality of sleep. Cell Rejuven™ is an improved primitive cell anti-aging formulation that promotes high quality hair and nail growth, as well as improving mood ProteinNMore™ is a unique turbo charged balanced premium protein blend We believe these products can be used in a complementary manner, to maintain on-task endurance and then to unwind and recover from such activities.

We are furthering the use of a formulation of PluriPain® targeted toward the symptoms of pre-menstrual syndrome and menstrual pain. Anecdotal and testimonial reports have long noted that users obtain relief from these symptoms with use of the PluriPain® product, and we have made adjustments and additions to the formulation to target these symptoms. Early reports are promising, and we expect marketing efforts to emphasize the usefulness of our product to alleviate PMS-related symptoms. By popular requests, the Company is also working with developers on a menopause supplement and other targeted life style supplement aids.

We are also exploring the combination of PluriPain®, PrimiLung™ and SleepEZ™ for those still suffering COVID effects in the on-going Survey conducted by Regina Sutton, M.D. These specific formulations address some of the most troubling symptoms of long-term COVID sufferers, including brain fog, pain and sleep problems. We are encouraged that seniors who have been on Primilungs™ and Pluripain® as a combo has reported positive results this past cold season in assisting them with their breathing and comfort.

In light of the availability of marketing funding with the first Reg A completion, we collaborated with an agency and others to work on more far reaching press releases to promote our products, and to also conduct surveys with larger groups of participants to further confirm their efficacy, which anecdotal reports have in the past confirmed. We look forward to the new Reg A recently filed to be qualified to further the marketing effort in reaching seniors and specific communities, as well as spinning of LiveStock Impact, Inc as an independent associated Company of BioAdaptives.

With regard to animal products, the Company’s Livestock Impact wholly owned subsidiary under the guidance of its directors,Mr. Bruce Colclasure and Dr. Charles Timmerman D.V.M. Bruce Colclasure, a National Cutting Horse Association champion, who owns and operates the Flying C Bar Ranch in Oklahoma is a breeder and trainer of over 80 NCHA champion cutting horses. Dr. Charles Timmerman, D.V.M. established a veterinary an Aikens, SC clinic since 1973 helps to test new methods for the management of various animal health problems ,continues to explore new opportunities in this emerging market. Mr. Colclasure uses and endorses our Equine All-in-One™ and derivative booster products providing valuable feedback and testimonials regarding their benefits. Dr. Timmermann has been a central contributor of scientific and clinical guidance aimed at developing breakthrough animal health products. He has helped design and execute numerous animal tests and has provided critical oversight to identify product efficacy and ensure product safety. These efforts have resulted in a high-performance special formulation of our All-in-One product which continues to be marketed with exceptional results. We expect to expand the outreach in 2024 and also introduce new All-in-One products to enhance the exciting results.

In light of the failures of our past social media campaigns, we recommenced a social media effort in the third quarter with better response as well as continuing the annual sample giving programs this quarter. The Company continues its marketing affiliate outreach program for the human products, and will continue to directly contact the principals of senior communities, clubs and associations, offering discounts, samples and other inducements, seeking to develop “product champions” and “maven” relationships. We expect to contact principals in organizations with thousands of members and also to utilizetargeted advertising campaigns. With LiveStock Impact Inc, since the 4th Quarter 2022, we have been distributing samples and marketing materials to over 40 principals and influencers in regional and breed-specific equine associations and we are currently working with our exclusive distributor in a multi media advertising program for 2024.

With the new endeavor in the AI FitYourOutfit®(FYO) Body Composition tracking and reporting system, the Company is working at launching NaturaComplete™ All In One products. The ingredients in this product help to increase the bioavailable nutrients, providing more protein building blocks, stimulating the body’s primitive cells needed for immune defense, healing and promoting better quality skin, hair and nail. The concept that a single comprehensive blend of synergistic natural ingredients can provide safe and effective support for the immune system, and critical body organs including Brain, Heart, Lungs and Liver. This concept has been demonstrated in the highly popular and convenient one stop Equine All -In-One products that have shown to have rejuvenating, anti-aging and performance effects in horses. BioAdaptives encourages the use of NaturaComplete™ to be used with the AI supported FYO Body Composition System smart phone App so that one know if the sesired weight loss is due to a reduction of body fat as distinct from an unhealthy decrease in body water or lean muscle mass. The Company is looking to launch these products in the first two quarters of 2024.

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

Employees

In 2023, The Company has 3 full-time executive employees and 3 part-time employees. We retain hourly labor on an as-needed basis and professional consultants to operate our business.

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

During the period ended December 31, 2023, our revenues did not cover our expenses so that we were reliant on outside funding to continue operations. Our products are very good and for a variety of reasons, including because we outsource our manufacturing, we are sufficiently nimble to increase production and sales if and when demand requires. However, our marketing and exposure suffers from lack of an advertising budget, which we have not yet been able to procure.

In the event that working capital sufficient to maintain the corporate entity and implement our business plan is not available, the Company’s existing stockholders have expressed their interest in the possibility of maintaining the corporate status of the Company and provide all necessary working capital on the Company’s behalf. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or existing controlling stockholders to provide additional future funding. Further, the Company is subject to future economic trends and the business operations for the Company’s existing controlling stockholders in order to have the resources available to support the Company.

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

The Company filed a Form 1-A on March 4, 2022; this Reg A+ registration statement was declared effective. The Company raised up to $200,000 by the sale of up to 200,000,000 shares of common stock. It was fully subscribed in August 2023.

The Company filed a new Form 1-A on October 11, 2023 and this Reg A+ is ongoing in its filing. The Company is looking to raise up to $250,000 at a price range of $0.001 to 0.003. However, should the market conditions continues to be challenging, the pricing might be reviewed.

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

Federal, State and Local laws and regulations governing food products and nutritional supplements are broad in scope and are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance. In addition, violations of these laws, actual or alleged, could disrupt the Company’s planned business and adversely affect our financial condition and results of operations. In addition, it is possible that additional or revised Federal, State and Local laws and regulations may be enacted in the future governing thenutraceutical industry. There can be no assurance that the Company will be able to comply with any such laws and regulations and its failure to do so could significantly harm our business, financial condition and results of operations.

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

Breath of Life’s and Preferred Share holders provision of a proxy to our Board of Directors permits us significant control over our business and may limit or eliminate minority stockholders’ ability to influence corporate affairs.

As a result of the Preferred shareholders and Breath of Life provisions of voting privileges to our Board of Directors, our directors not only control BioAdaptives’ business affairs, management and governance but also determine their own election and appointment. This arrangement places an extraordinary burden on the directors to adhere to their fiduciary responsibilities and practically limits the ability of minority shareholders to impact their decisions except through dissent or derivative litigation that may be expensive, impractical or both. The interests of our directors may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders have no way of overriding decisions made by our directors except through persuasion and litigation. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses and/or may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

As of March 22, 2024, the Company has 972,160,641 outstanding shares of its common stock, all of which were issued pursuant to registration statements and/or exemptions from registration under the Securities Act and applicable State Securities Laws. As of the date of this filing, 953,807,169 are on deposit with CEDE & Co. and are publicly trading or tradeable, and nearly all of the balance is held by purchasers or service providers who obtained shares more than one year ago. All of these “aged” issued and outstanding shares are all now available for public sale pursuant to Rule 144 under the Securities Act and comparable exemptions under applicable state securities laws. The potential of such sales could adversely affect the market price of BioAdaptives’ common stock. The impact of these sales on the market cannot be reasonably estimated but absent significant positive news regarding our activities shareholders should expect an adverse impact on market price.

Conversions of Series A or B Preferred Stock to common stock and resales could adversely affect the market price of BIOADAPTIVES’ common stock. Preferred stock ownership provides additional voting rights that may affect management.

The Company has 3,350,000 shares of its Series A Preferred Stock issued and outstanding and 2,750,000 shares of its Series B Preferred Stock as of the date of this filing. These shares have enhanced voting and conversion privileges so that the owners can either convert to common shares, which could impact market price, or hold and vote the shares under circumstances set out in the Certificate of Designation, allowing them an increased authority over certain corporate functions.

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

Fiscal year ended December 31, 2023	High	Low
Quarter ended December 31, 2023	.0005	.0004
Quarter ended September 30, 2023	.0003	.00024
Quarter ended June 30, 2023	.0012	.001
Quarter ended March 31, 2023	.0009	.0006
Fiscal year ended December 31, 2022	.001	.001
Fiscal year ended December 31, 2021	0.011	0.010

The closing price of our common stock on March 23, 2021, was $0.0006 as reported by the OTCQB Bulletin Board.

Holders of Record

As of March 22, 2024, we had 972,160,641 shares of our common stock issued and outstanding held by approximately 10873 stockholders of record, exclusive of shares held in street name. We had 3,350,000 shares of Series A preferred stock issued and outstanding and 2,750,000 shares of Series B preferred stock issued and outstanding.

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

As of March 22, 2024, the Company has authorized 4,000,000 shares of Series A Preferred Stock, of which 3,350,000 shares are issued and outstanding, and has authorized 5,000,000 shares of Series B Preferred Stock, of which 2,750,000 shares issued or outstanding.

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

Convertible Securities

The Company entered into a series of convertible note transactions in 2022and 2023 with a Virginia-based lender 1800 DIAGONAL LENDING, LLC.  During 2022 and early 2023, these notes were paid by issuance of shares to 1800 Diagonal Lending as follows:

1800 Diagonal Lending, LLC
	3/06/23	8,351,351
	3/14/23	12,432,432
	3/15/23	12,432,432
	3/20/23	12,432,432
	3/23/23	12,580,645
	3/23/23	12,580,645
	3/24/23	16,129,032
	3/24/23	16,129,032
	3/27/23	16,129,032
	3/27/23	13,185,484
	5/26/23	19,032,258
	5/31/23	19,032,258
	6/01/23	21,041,667
	6/02/23	21,055,556
	6/05/23	21,055,556
	6/06/23	21,055,556
	6/07/23	21,055,556
	6/07/23	21,055,556
	6/08/23	27,152,778
	12/21/2023	38,333,333
	12/26/2023	40,327,869
	12/28/2023	40,625,000

REGULATION A+ Securities

The Company filed a REG A+ securities filing in 2022, which became effective on 11/11/2022. Eight subscriptions were made in July and August 2023 as follows:

1800 Diagonal Lending, LLC
	07/10/23	25,000,000
	07/11/23	25,000,000
	07/18/23	25,000,000
	07/24/23	25,000,000
	07/26/23	25,000,000
	07/27/23	25,000,000
	08/02/23	25,000,000
	08/04/23	25,000,000

A total of 443,2050469 shares of common stock were issued under these Convertible Securities agreements during the period from January 1, 2023, to December 31, 2023. 200,000,000 shares of common stock were issued under Regulation A+ subscriptions.

On June 8, 2023, we issued a convertible note to 1800 Diagonal Lending, LLC in the amount of $47,500, on these same terms. On September 21, 2023, we issued another convertible note to 1800 Diagonal Lending, LLC in the amount of $47,500.00, on these same terms

Securities Authorized for Issuance Under Equity Compensation Plans

Since May 31, 2021, we adopted an equity compensation plan that permitted the Company to pay its executives with Restricted Stock Units and also provided for a discretionary pool of share to be awarded to employees, consultants and others. We previously paid our officers and directors by direct issuance of restricted shares. Although the issuance of RSUs impacts our financial statement as an expense item, we have not yet issued any shares under this Plan, and the Company has not made any award of restricted shares. These RSU agreements were terminated on April 14, 2022.

Recent Sales or Issues of Unregistered Securities

We did not sell any unregistered securities during the period from January 1, 2023 to and including December 31, 2023. We issued 442,205,460 shares to 1800 Diagonal Lending, LLC to satisfy convertible notes, as reflected above and 200,000,000 shares for RegA+ subscriptions.

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

On September 8, 2023, the Company registered its Livestock Impact Division as a wholly owned subsidiary in Nevada with 200,000,000 shares authorized and 10,000,000 preferred shares.

On October 11, 2023, the Company filed a Form 1-A with the Securities Exchange Commission covering a plan to sell up to 250,000,000 shares of common stock for prices between $0.001-0.003. This filing is ongoing.

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

The Company’s current products include dietary supplements using natural ingredients and proprietary methods of optimizing the availability of nutrients in foods and beverages. Human products are designed to aid memory, cognition and focus; assist in sleep and fatigue reduction; provide pain relief and healing; and improve overall emotional and physical wellness. Our current product line for humans includes PluriPain®, PrimiLungs™,SleepEZ™, MindNMemory™, Cell Rejuven™ and ProteinNMore™ . We also market the Lung Flute™ and PrimiLungs™ products in our Lung Armor™ packaging, emphasizing the anti-viral properties of the nutraceutical and general respiratory health benefits from use of the device. Pluripain® is a fast acting long lasting all natural pain relief formulation. MindnMemory™ is a nootropic formulation that enhances memory, focus, mental clarity and endurance; PrimiSleep™ is a natural soporific that aids relaxation and sleep quality. Cell Rejuven™ increases Energy and Mobility and resistance to stress, activates primitive cells, improves wound healing and promotes hair and nail growth. ProteinNMore™ aids in rapidly building lean bulk muscle, promotes muscle contractility and strength as well as helps in improving blood flow. We acquired the licenses for these products during 2021 and 2022, and have commenced marketing activities for these products. Sales of the Lung Cleanser™ have not met our expectations and we anticipate concentrating in marketing this device through wholesale channels and on Amazon instead.

Our animal products include an Equine All-in-One™ and Equine All-In-One Plus™ formulation, which we market to trainers, horse owners and boarding stables, and a Canine All-in-One™ that we market directly to consumers. Anecdotal and testimonial reports are that the equine products provide significant relief from exercise induced pulmonary hemorrhaging, as well as improved coat and mane appearance and hoof health. The canine products have demonstrated significant rejuvenating benefits for older dogs, improving overall appearance and energy levels. Effective April 2023, FCBR Therapy Division has been appointed its exclusive Distributor for all of the LiveStock Impact Inc’s products, as such the Company also negotiated with the supplier for the exclusive marketing rights to these products from the non-exclusive license it has held since June 2022. In this first quarter of the exclusive wholesale agreement, its wholesale volume has surpassed the past 9 months total by 400%. Granted due to the switch from retail to wholesale the margins are much tighter, but we believe in 2024, the expanded sales will greatly benefit this wholly owned subsidiary and justifies its eventual independence.

The Company is also negotiating distribution rights to three additional human products: Pluripain PMS™, which is designed to help manage the symptoms associated with the menstrual cycle; VeganHepplus™, a liver support supplement; as well as NaturaComplete™, an All-In-One dietary supplement formula with over 70 vitamins, mineral, amino and fatty acids, trace minerals and other nutrients to support general health and obesity management activities. These three new products are expected to be in market within first six months of 2024.

Effective February 2, 2022, the Company acquired the option to purchase U.S. Patent No. 9,783,432B (the “Patent”), covering technology used in enhancing the capability of water to hold significantly larger amounts of oxygen. Since June 6, 2022, we entered into a services agreement with Wildpack Beverages in Las Vegas, Nevada to co-pack a pilot run (1333 cases) of this Product. However, since technical problems prevented completion of the planned pilot run, after trying to source a manufacturing facility to co-pack a pilot run had failed to materialize, the Company is expected to not take up the option of purchasing this technology.

Since March 2023, the Company has been studying the FitYourOut,fit® system, a low-cost AI smart phone app body composition tracking system to detect unwanted muscle mass loss reported with obesity management and also fat loss. In January 2024, BioAdaptives signed a Distributor’s agreement with PIXELCANDO SL to distribute this product in North America.

Since the latter part of March, the Company has started to explore the Botanical Drugs sphere. We acquired the non-exclusive licenses from Dr. Yaguang Liu, LY Research for Glucose Management, Eye Health due to Myopia and Presbyopia and a resveratrol product. Dr Liu has had over 40 years of research and development in the Botanical Drugs area. We are exploring the opportunities in deploying these patented products for nutraceutical use for human and animal initially. With Botanical drug interest being migrated to LiveStock Impact, Inc, the wholly owned subsidiary, Dr Liu has also migrated his directorship from BioAdaptives to LiveStock Impact, Inc.

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

We are reliant on direct web sales of the nutraceutical lines for humans products and none of which has produced any significant revenue yet. Whereas LiveStock Impact, Inc appointed an exclusive distributor and has increased its sales volume by 400%. Because of this, we are now exploring the wholesale and white label markets for the human supplement sales. We have very limited experience in marketing and have yet to develop reliable sales expectations and forecasting.

(3) Results of Operations

The Company has recognized revenues for years ended December 31, 2022, and December 31, 2023, of $17,176 and $28,565 respectively.

In conjunction with the Company’s business plan, as discussed in Item I of this document, the Company has expended considerable effort and financial resources to the implementation of its business plan. The Company incurred operating expenses of $239,740, which required cash payments of $211,566, which was principally funded through convertible debt and RegA+ subscriptions as disclosed in the accompanying financial statement footnotes. The balance of the operating expenses was for activities that did not require cash payments, including stock-based compensation and a discount for amortization of debt.

Earnings (Loss) per share for the respective years ended December 31,2022 and December 31, 2023, were $(0.01) and (0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

On December 31, 2022 and 2023, respectively, the Company had working capital of approximately $(0) and $(0); inclusive of all related party accounts receivable, accrued expenses and line-of-credit notes payable.

It is the belief of management that our current finance partners, shareholders and the proceeds from our potential Reg. A+ offering will be able provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding and we cannot be assured as to the success of our offering. Further, the Company is at the mercy of future economic trends and business operations. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioAdaptives, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2018

Lakewood, CO

April 9, 2024

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash	$60,776	$25,405
Marketable securities	-	42
Inventory	15,281	8,877
Security deposit	2,500
Prepaid expense	10,000	-
Total Current Assets	88,557	34,324

License and patent, net	15,441	2,990
TOTAL ASSETS	$103,998	$37,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	443,579	409,920
Derivative liabilities	977,872	686,856
Current portion of convertible notes - net of discount of $52,592 and $7,647	321,658	381,793
Note payable - related party	7,520	10,246
Total Current Liabilities	1,750,629	1,488,815

Total Liabilities	1,750,629	1,488,815

Stockholders’ Deficit:
Preferred stock, ($0.0001 par value, 10,000,000 shares authorized;
Series A Preferred Stock 4,000,000 shares designated; 2,850,000 and 1,600,000 issued and outstanding, respectively	285	160
Series B Preferred Stock 5,000,000 shares designated; 2,250,000 and 0 share issued and outstanding, respectively	225	-
Common stock ($0.0001 par value, 1,250,000,000 shares authorized; 895,760,225 and 252,554,765 shares issued and outstanding, and 10,000 issuable, respectively)	89,576	25,255
Additional paid-in capital	6,527,428	6,074,763
Accumulated deficit	(8,264,145)	(7,551,679)
Total Stockholders’ Deficit	(1,646,631)	(1,451,501)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$103,998	$37,314

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended
	December 31,
	2023	2022

Revenues	$28,565	$17,176
Cost of revenue	17,746	10,050
Gross Profit	10,819	7,126

Operating Expenses
General and administrative	101,478	254,119
Professional fees	110,088	112,759
Amortization of license and patent	28,174	62,148
Total Operating Expenses	239,740	429,026

Loss from operations	(228,921)	(421,900)

Other Income (Expense)
Unrealized gain (loss) on marketable securities	(42)	(148)
Interest expense	(162,891)	(289,121)
Change in fair value of derivative liabilities	(307,412)	(184,401)
Loss on settlement of debt	(13,200)	-
Total Other Expense	(483,545)	(473,670)

Loss before income taxes	(712,466)	(895,570)

Net Loss	$(712,466)	$(895,570)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	559,069,032	106,011,449

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Series A		Series B				Additional
	Preferred stock		Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2021	1,600,000	$160	-	$-	50,819,780	$5,082	$5,557,828	$(6,656,109)	$(1,093,039)

Common stock issued for conversion of debt	-	-	-	-	201,734,985	20,173	501,506	-	521,679
Debts forgiveness - related party	-	-	-	-	-	-	10,000	-	10,000
Warrant issued for Patent’s acquisition	-	-	-	-	-	-	5,429	-	5,429
Net loss for the period	-	-	-	-	-	-	-	(895,570)	(895,570)

Balance, December 31, 2022	1,600,000	$160	-	$-	252,554,765	$25,255	$6,074,763	$(7,551,679)	$(1,451,501)

Series A preferred stock issued for license fee	1,250,000	125	-	-	-	-	22,500	-	22,625
Series B preferred stock issued for license fee	-	-	1,500,000	150	-	-	17,850	-	18,000
Series B preferred stock issued for settlement of debt - related party	-	-	750,000	75	-	-	16,425	-	16,500
Common stock issued for cash	-	-	-	-	200,000,000	20,000	158,100	-	178,100
Common stock issued for conversion of debt	-	-	-	-	443,205,460	44,321	237,790	-	282,111
Net loss for the period	-	-	-	-	-	-	-	(712,466)	(712,466)

Balance, December 31, 2023	2,850,000	$285	2,250,000	$225	895,760,225	$89,576	$6,527,428	$(8,264,145)	$(1,646,631)

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(712,466)	$(895,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	307,412	184,401
Amortization of license and patent	28,174	62,148
Amortization of debt discount	119,555	239,186
Loss on settlement of debt	13,200	-
Unrealized (gain) loss on investments in marketable securities	42	148
Changes in operating assets and liabilities:
Inventory	(6,404)	(4,127)
Security deposit	(2,500)	-
Prepaid expense	(10,000)	1,000
Accounts payable and accrued liabilities	39,684	183,752
Due to related party	(470)	1,803
Net Cash Used in Operating Activities	(223,773)	(227,259)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance for common stock	178,100	-
Proceed from related party	51,044	1,623
Repayment to related party	(50,000)	(1,623)
Repayment of notes payable - related party	-	(25,272)
Proceeds from convertible notes	80,000	195,000
Net Cash Provided by Financing Activities	259,144	169,728

Net change in cash	35,371	(57,531)
Cash at beginning of period	25,405	82,936
Cash at end of period	$60,776	$25,405

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$4,728

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability recognized as debt discount	$150,000	$217,000
Issuance of common stock for conversion of debt	$282,111	$521,679
Issuance Series A preferred stock for license fee	$22,625	$-
Issuance Series B preferred stock for license fee	$18,000	$-
Issuance Series B preferred stock for settlement of debt - related party	$16,500	$-
Debts forgiveness - related party	$-	$10,000
Warrant issued for Patent’s acquisition	$-	$5,429

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. As of December 31, 2023 and 2022, the Company had $60,776 and $82,936 cash equivalents, respectively.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily and past due balances and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2023 and 2022, the Company did not record bad debt expense.

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

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As of December 31, 2023 and 2022, the Company determined that no reserve was required.

Intangible assets

Intangible assets with an indefinite life are not amortized and are tested for impairment annually or more frequently if events or changes in circumstances indicate that they might be impaired.

Intangible assets with finite lives are initially recorded at cost and amortized on a straight-line basis over the estimated economic useful lives of the respective assets.

We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

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

The following table summarizes fair value measurements by level as of December 31, 2023 and 2022, measured at fair value on a recurring basis:

	Total Carrying Value	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	as of December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$-	$-	$-	$-

Liabilities
Derivative liabilities	$977,872	$-	$-	$977,872

	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$42	$42	$-	$-

Liabilities
Derivative liabilities	$686,856	$-	$-	$686,856

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

For the years ended December 31, 2023 and 2022, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31,	December 31,
	2023	2022
	(Shares)	(Shares)
Series A Preferred Stock	14,250,000	8,000,000
Series B Preferred Stock	22,500,000	-
Convertible notes	2,010,470,120	1,134,061,477
Total	2,047,220,120	1,142,061,477

Lease

The Company leases office space for corporate activities.

In accordance with ASC 842, “Leases,” we determine if an arrangement is a lease at inception.

The office lease meets the definition of a short-term lease because the lease term is 12 months or less. Consequently, consistent with Company’s accounting policy election, the Company does not recognize the right-of-use asset and the lease liability arising from this lease.

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $8,264,145 as of December 31, 2023. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Obtaining additional financing, successful development of the Company’s contemplated plan of operations, and the transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. MARKETABLE SECURITIES

Equity securities as of December 31, 2023 and 2022, were comprised of 105,736 shares of common stock of Hemp, Inc. (HEMP.PK) recorded at fair value of $0 and $42, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities aa of December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Accounts payable	$3,283	$6,939
Accrued salary	300,000	300,000
Accrued interest	139,277	101,966
Accrued liabilities	1,019	1,015
	$443,579	$409,920

6. CONVERTIBLE NOTES

Convertible notes as of December 31, 2023 and 2022 consist of the following:

	December 31,	December 31,
	2023	2022
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - issued fiscal year 2022	-	78,440
Convertible Notes - issued fiscal year 2023	63,250	-
Total convertible notes payable	374,250	389,440

Less: Unamortized debt discount	(52,592)	(7,647)
Total convertible notes	321,658	381,793

Less: current portion of convertible notes	321,658	381,793
Long-term convertible notes	$-	$-

For the years ended December 31, 2023 and 2022, the interest expense on convertible notes was $43,062 and $49,402, respectively. As of December 31, 2023 and 2022, the accrued interest was $137,955 and $100,919, respectively.

The Company recognized amortization expense related to the debt discount of $119,555 and $239,186 for the years ended December 31, 2023 and 2022, respectively, which is included in interest expense in the statements of operation.

Conversion

During the year ended December 31, 2023, the Company converted notes with principal amounts of $109,690 and accrued interest of $6,026 into 443,205,460 shares of common stock. The corresponding derivative liability at the date of conversion of $166,396 was credited to additional paid in capital.

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

Convertible Notes - Issued during the year ended December 31, 2023

During the year ended December 31, 2023, the Company issued a total principal amount of $94,500 in convertible notes for cash proceeds of $80,000. The terms of convertible notes are summarized as follows:

•	Term one year;

•	Annual interest rates 10%;

•	Convertible at any time

•	Conversion prices are based on 39% discount to the lowest trading price during the 20-trading day period ending on the latest complete training day prior to the conversion date.

The Company valued the conversion feature using the Black-Scholes pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the year ended December 31, 2023, amounted to $728,213, and $150,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $578,213 was recognized as a “day 1” derivative loss.

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

Fair Value Assumptions Used in Accounting for Derivative Liabilities.

ASC 815 requires us to assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the years ended December 31, 2023 and 2022, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2023	2022
Expected term	0.18- 1.00 years	0.06 - 0.51 years
Expected average volatility	141% - 288%	72% - 164%
Expected dividend yield	-	-
Risk-free interest rate	4.76% - 5.53%	0.17% - 4.72%

The following table summarizes the changes in the derivative liabilities during the years ended December 31, 2023 and 2022.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2021	$557,042

Addition of new derivatives recognized as debt discounts	217,000
Addition of new derivatives recognized as loss on derivatives	59,414
Settled on issuance of common stock	(271,587)
(Gain) loss on change in fair value of the derivative	124,987
Balance - December 31, 2022	$686,856

Addition of new derivatives recognized as debt discounts	150,000
Addition of new derivatives recognized as loss on derivatives	578,213
Settled on issuance of common stock	(166,396)
(Gain) loss on change in fair value of the derivative	(270,801)
Balance - December 31, 2023	$977,872

The aggregate (gain) loss on derivatives during the years ended December 31, 2023 and 2022 was as follows.

	Years ended
	December 31,
	2023	2022
Day one loss due to derivative liabilities on convertible notes	$578,213	$59,414
(Gain) loss on change in fair value of the derivative liabilities	(270,801)	124,987
	$307,412	$184,401

8. STOCKHOLDERS’ EQUITY

Preferred Stock

On January 24, 2022, the Board of Directors of the Company’s, approved for an increase in the number of authorized shares of the Company’s preferred stock from 5,000,000 shares to 10,000,000 shares.

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock, of which 4,000,000 have been designated as Series A Preferred Stock and 5,000,000 have been designated as Series B Preferred Stock.

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

During the year ended December 31, 2023, the Company issued 1,250,000 shares of Series A Preferred Stock valued at $22,625 for license fee.

There are 2,850,000 and 1,600,000 shares of Series A shares issued as of December 31, 2023 and 2022, respectively.

Series B Preferred Stock

On January 24, 2022, the Company established its Series B Preferred Stock, par value $.0001, by filing a Certificate of Designation with the Delaware Secretary of State. The Company’s board exercised “blank check” authority to establish classes of preferred stock without approval by shareholders under provision of its original Articles of Incorporation and has designated 5,000,000 shares of Series B Preferred Stock.

The Company may use the Series B Preferred Stock for purpose of asset acquisition or in satisfaction of recognized debt; they are not otherwise available for sale. The Series B Preferred Stock have enhanced voting privileges (100:1); the collective right to appoint elect one director, at the Holders’ option; and conversion-to-common rights at a 10:1 ratio.

During the year ended December 31, 2023, the Company issued 1,500,000 shares of Series B Preferred Stock valued at $18,000 for license fee.

During the year ended December 31, 2023, the Company issued 750,000 shares of Series B Preferred Stock valued at $16,500 for settlement of note payable – related party of $3,300. As a result, the Company recorded a loss on settlement of debt of $13,200.

As of December 31, 2023 and 2022, 2,250,000 and 0 shares of Series B Preferred Stock are issued and outstanding, respectively.

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

As of December 31, 2023 and 2022, there were 895,760,225 and 252,544,765 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of December 31, 2023 and 2022, there were 10,000 shares of the Company’s common stock issuable.

Fiscal year 2023

During the year ended December 31, 2023, the Company issued Common shares as follows;

•	443,205,460 shares of common stock valued at $282,112 for conversion of debt.
•	200,000,000 shares of common stock at $0.001 per share, net of offering cost of $21,900.

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

9. RELATED PARTY TRANSACTIONS

Notes payable – related party

During the year ended December 31, 2023 and 2022, the Company repaid notes payable to a related party of $0 and $25,272 and recognized interest of $273 and $533, respectively.

As of December 31, 2023 and 2022, the Company recorded notes payable - related party of $5,144 and $8,444 and accrued interest of $1,320 and $1,047, respectively. The note is a 4% interest bearing promissory note that the term is 1 year.

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

During the year ended December 31, 2022, the Company accrued salary of $133,334. As of December 31, 2023 and 2022, the Company owes a salary of $300,000.

Debt forgiveness

During the year ended December 31, 2022, the Company recognized $10,000 accrued salary payable to Robert Ellis related to year 2020 as additional paid-in -capital, based on released agreement in year 2020 due to COVID-19-based financial and other considerations.

License and patent

As of December 31, 2023 and 2022, License and patent consist of the following:

	December 31,	December 31,
	2023	2022
License	$20,000	$-
Patent	5,429	5,429
	25,429	5,429
Accumulated amortization	(9,988)	(2,439)
	$15,441	$2,990

The term of licenses is a range from 1 to 3 years for certain products. The Company agrees to pay a royalty on sales of the Products during the term of licensee’s equivalent to 2 – 5% of gross product sales amounts (“GPSA”).  Such royalty shall be payable only after the Licensor attains a GPSA of $20,000 to $30,000 in any calendar month and shall be payable on the entire GPSA for such period.

For the year ended December 31, 2023 and 2022, the Company recorded amortization expense of $28,174 and $62,148, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2023:

2024	$6,166
2025	6,000
2026	3,000
Thereafter	-
$15,166

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	December 31,	December 31,
	2023	2022
Net operating loss	$(59,955)	$(99,116)
Valuation allowance	59,955	99,116
Income tax expense per books	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2023	2022
NOL Carryover	$585,167	$525,212
Valuation allowance	(585,167)	(525,212)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $2,787,000 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

11. COMMITMENTS AND CONTINGENCIES

Short term Leases

The Company has not entered into any long-term leases, contracts or commitments. In November, 2023, the Company leasd an office which the term is month to month. For the years ended December 31, 2023, the Company incurred rent expense of $4,510. The Company recorded security deposit of $2,500 as of December 31, 2023.

12. SUBSEQUENT EVENTS

On October 11 2023, the Company filed a new Reg A for the marketing of 250,000,000 common shares at a price range of $0.001 to $0.003, to be determined after qualifying. This new Reg A is to provide additional funding for the marketing for BioAdaptives itself, and also for its wholly owned subsidiary, LiveStock Impact Inc, The Company is looking to expand its range of targeted human health supplements. It is also focused on the marketing effort of LiveStock Impact, Inc and its wholesale activities as well as its interest in botanical drugs. Towards this end, since October, the Company has been working with a professional entity on its press releases and marketing promotions. It expects to intensify its marketing outreach in the next two quarters. In January 2024, the Company launches an innovative food Lab for the development of treats and supplement powder for human, equine and canine. The initial trials were conducted in an established kitchen facility. In January 2024, BioAdaptives signed a Distributor’s agreement with PIXELCANDO SL to distribute FitYourOutfit® (FYO) product in North America. This is a low-cost AI smart phone app body composition tracking system to detect unwanted muscle mass loss reported with obesity management and also fat loss. In conjunction with its BodyShape Lab division and the AI FYO system product, the Company acquired the distribution rights of an All-In-One dietary supplement formula,, NaturaComplete™.This new formula provides a comprehensive array of over 70 vitamins, mineral, amino and fatty acids, trace minerals and other nutrients to support general health and obesity management activities. It is expected that NaturaComplete™ will be marketed within the first 2 quarters of 2024 together with Pluripain PMS™, which is designed to help manage the symptoms associated with the menstrual cycle and VeganHepplus™, a liver support supplement. Two equine products: Equine All-In-On Extreme and Equine All-In-One Extreme Booster will both be actively launched in the first two quarters of 2024 for competition and performance horses.

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2023.

Name	Age	Principal Positions

Edward E. Jacobs, Jr MD	83	Director & Chief Executive Officer

Robert W. Ellis	82	President and Chief Financial Officer

Charles Townsend	77	Chief Operating Officer

Biographical Information for Edward E. Jacobs, Jr MD

Edward E. Jacobs, Jr, Age 83. Director and Chief Executive Officer

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

Robert W Ellis, Age 82, President and Chief Financial Officer

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

Advisory Board

The Company uses an Advisory Board to assist the officers and directors with regard to specific scientific and administrative matters. These advisors did not meet during the period ended December 31, 2023, and we did not call on them due to a lack of need.

Name	Age	Principal Positions with Us

Dr. Jun Gu M.D., Ph.D.	58	Medical Advisor

Dr. Antonina Nabokova M.D.	60	Medical Advisor

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

Information Concerning Non-Director Executive Officers

Neither Dr. Jacobs, Mr. Ellis nor Mr. Townsend are currently officers or directors of other publicly held companies. Each of them has employment contracts with the Company, under which they are compensated with Restricted Stock Units, which they each waived for the year ended December 31, 2023. Our activities were limited during this period, but we believe all three directors devote sufficient time to the Company’s business and look forward to their service during the current period.

Code of Ethics

As of December 31, 2023, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions

Potential Conflict of Interest

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

Item 11. Executive Compensation

We have employment agreements with our Chief Executive Officer, President and Chief Financial Officer, each of whom was to be compensated by stock grants accrued monthly based on current share prices or block grants during the period ended December 31, 2023. In consideration of the Company’s financial performance and lack of liquidity during this period, each of our officers waived compensation and we adjusted compensation accordingly.

The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

Director Compensation

Our directors’ compensation is wholly derived from their employment agreement as set out above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2023, regarding the number of shares of Common Stock beneficially owned by (i) each person or entity known to us to own more than five percent of our Common Stock; (ii) each of our Named Executive Officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. The percentages are based on 895,750,225 total outstanding Shares as of December 31, 2023.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

As of December 31, 2021

Title of class	Name of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Edward E. Jacobs, Jr	2,239,531	0.0025%
	Director & Chief Executive Officer

All officers and Directors as a Group (3 person)

(1)

The terms of our convertible notes with PowerUp Lending Group, Ltd. limit its ownership to less than 4.99% of the Company’s outstanding shares at any given time and it does not otherwise report ownership.

(3)

Dr. Jacobs is the sole management of BioScience Associates, Ltd which is the holder of 850,000 shares of the Company’s Series A Preferred Stock and 750,000 shares of the Company’s Series B Preferred Stock. These shares provide him with 100:1 voting rights in certain instances, along with 5:1 conversion rights for Series A Preferred shares and 10:1 conversion right for Series B shares.

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

Subsequent to establishment of the Series A Preferred Stock, the enhanced voting privileges provided to the Series A and Series B Preferred Stock holders will provide them with sufficient voting authority to exercise control over the Company’s corporate functions. For year ending December 2023, the control voting privileges are held by the Board and Dr, Edward Jacobs, with the irrevocable assignment of the voting power having been granted to the Board by Breathe of Life Foundation for 9,628,568 of common shares and Essence World Wide (750,000 Preferred A shares), Essence Now Ltd (500,000 Preferred A shares) and LiveStock Impact, Ltd (750,000 Preferred A shares and 1,500,000 Preferred B shares), as well as Dr Jacobs’ BioScience Associates Ltd voting power (850,000 Preferred A shares and 750,000 Preferred B shares).

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Transactions

Independence Transactions with Relate Persons

BioScience Associates

As noted in the accounting, BioScience Associates, Ltd. founded and managed by Dr. Edward E. Jacobs, Jr, Director and Chief Executive Officer of the Company. converted $24,000 debt in 2020 and $3300 interest in 2023 and for converted to 600,000 shares of Series A Preferred Stock after December 31, 2020 and a further 750,000 shares of Preferred B in 2023.

Essence Worldwide, Ltd. Essence Now, Ltd. and LiveStock Impact, Ltd

The Essence companies have granted licenses for the Company’s principal nutraceutical products in exchange for 1,250,000 shares of Series A Preferred Stock. The Essence companies are managed by Michele Sheriff, who otherwise has no involvement in the Company’s activities. LiveStock Impact Ltd granted exclusive licenses for its Equine and Canine formulas in exchange for 750,000 Series A shares and 1,500,000 Series B shares. LiveStock Impact Ltd is managed by Arthur Porras. The Company anticipates that it may license additional products or technologies from Essence and LiveStock in the future, which would increase its voting privileges and rights to additional common shares.

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

Item 14 - Principal Accountant Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements:

	Audit Services	Audit Related Fees	Tax Fees	Other Fees
Year Ended December 31, 2023	$16,500	$	$0	$0
Year Ended December 31,2022	$12,960	$	$0	$0

Item 15 - Exhibits and Financial Statement Schedules

31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002

Item 16 - Form 10-K Summary

None

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 10, 2024.

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

April 10, 2024

