Form 10-Q
period 2024-03-31
BIOADAPTIVES, INC.
filed 2024-05-17
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐YES     ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,174,774,530 common shares issued and outstanding as of May 17th, 2024.

Form 10-Q

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2024	2023

ASSETS
Current Assets:
Cash	$19,595	$60,776
Inventory	18,572	15,281
Security deposit	2,500	2,500
Prepaid expense	-	10,000
Total Current Assets	40,667	88,557

License and patent, net	18,000	15,441
TOTAL ASSETS	$58,667	$103,998

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	450,986	443,579
Derivative liabilities	1,084,801	977,872
Current portion of convertible notes - net of discount of $8,387 and $52,592	314,103	321,658
Note payable - related party	6,660	7,520
Total Current Liabilities	1,856,550	1,750,629

Total Liabilities	1,856,550	1,750,629

Stockholders' Deficit:
Preferred stock, ($0.0001 par value, 10,000,000 shares authorized;
Series A Preferred Stock 4,000,000 shares designated; 3,350,000 and 2,850,000 issued and outstanding as of March 31,2024 and December 31, 2023 respectively	335	285
Series B Preferred Stock 5,000,000 shares designated; 2,900,000 and 2,250,000 share issued and outstanding as of March 31,2024 and December 31, 2023, respectively	290	225
Common stock ($0.0001 par value, 1,250,000,000 shares authorized; 1,154,770,641 and 895,760,225 shares issued and outstanding as of March 31,2024 and December 31, 2023, and 10,000 issuable, respectively)	115,477	89,576
Additional paid-in capital	6,656,867	6,527,428
Accumulated deficit	(8,570,852)	(8,264,145)
Total Stockholders' Deficit	(1,797,883)	(1,646,631)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$58,667	$103,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (UNAUDITED)

	Three months period ended
	March 31,
	2024	2023

Revenues	$11,994	$3,376
Cost of revenue	8,393	1,396
Gross Profit	3,601	1,980

Operating Expenses
General and administrative	31,672	12,036
Professional fees	19,820	8,250
Amortization of license and patent	1,941	669
Total Operating Expenses	53,433	20,955

Loss from operations	(49,832)	(18,975)

Other Income (Expense)
Unrealized gain (loss) on marketable securities	-	(10)
Interest expense	(54,615)	(51,063)
Change in fair value of derivative liabilities	(202,260)	(217,139)
Loss on settlement of debt	-	-
Total Other Expense	(256,875)	(268,212)

Loss before income taxes	(306,707)	(287,187)

Net Loss	$(306,707)	$(287,187)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	980,260,314	267,434,761

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three months ended March 31, 2024, and 2023

 (UNAUDITED)

							Additional
	Series A Preferred stock		Series B Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2023	2,850,000	$285	2,250,000	$225	895,760,225	$89,576	$6,527,428	$(8,264,145)	$(1,646,631)

Series A preferred stock issued for license fee	500,000	50	-	-	-	-	1,450	-	1,500
Series B preferred stock issued for license fee	-	-	500,000	50	-	-	2,950	-	3,000
Series B preferred stock issued for settlement of debt	-	-	150,000	15	-	-	1,485	-	1,500
Common stock issued for conversion of debt	-	-	-	-	259,010,416	25,901	123,554	-	149,455
Net loss for the period	-	-	-	-	-	-	-	(306,707)	(306,707)
Balance, March 31, 2024	3,350,000	$335	2,900,000	$290	1,154,770,641	$115,477	$6,656,867	$(8,570,852)	$(1,797,883)

					Additional
	Series A Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2022	1,600,000	$160	252,554,765	$25,255	$6,074,763	$(7,551,679)	$(1,451,501)

Common stock issued for conversion of debt	-	-	132,382,517	13,239	94,797	-	108,036
Debts forgiveness - related party	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	(287,187)	(287,187)
Balance, March 31, 2023	1,600,000	$160	384,937,282	$38,494	$6,169,560	$(7,838,866)	$(1,630,652)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

 (UNAUDITED)

	Three months ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(306,707)	$(287,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	202,260	217,139
Amortization of license and patent	1,941	669
Amortization of debt discount	44,205	40,233
Unrealized loss on investments in marketable securities	-	10
Changes in operating assets and liabilities:
Inventory	(3,291)	4,134
Prepaid expense and other current assets	10,000	-
Accounts payable and accrued liabilities	10,411	5,541
Due to related party	-	-
Net Cash Used in Operating Activities	(41,181)	(19,461)

Net change in cash	(41,181)	(19,461)
Cash at beginning of period	60,776	25,405
Cash at end of period	$19,595	$5,944

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability recognized as debt discount	$-	$35,000
Issuance of common stock for conversion of debt	$149,455	$108,036
Issuance Series A preferred stock for license fee	$1,500	$-
Issuance Series B preferred stock for license fee	$3,000	$-

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

The Company’s corporate office is located at 2620 Regatta Drive, Suite 102, Las Vegas, NV 89128.

2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim period presented, have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10K filed with SEC on April 10, 2024, have been omitted.

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

For the three months ended March 31, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,	March 31,
	2024	2023
	(Shares)	(Shares)
Series A Preferred Stock	16,750,000	-
Series B Preferred Stock	29,000,000	-
Convertible notes	1,809,481,655	1,236,501,457
Total	1,855,231,655	1,236,501,457

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $8,570,852, and a working capital deficit of $1,815,883 as of March 31, 2024. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Obtaining additional financing, successful development of the Company’s contemplated plan of operations, and the transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities aa of March 31, 2024 and December 31, 2023 consists of the following:

	March 31,	December 31,
	2024	2023
Accounts payable	$3,283	$3,283
Accrued salary	300,000	300,000
Accrued interest	146,684	139,277
Accrued liabilities	1,019	1,019
	$450,986	$443,579

5. CONVERTIBLE NOTES

Convertible notes as of March 31, 2024 and December 31, 2023 consist of the following:

	March 31.	December 31,
	2024	2023
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - issued fiscal year 2023	16,790	63,250
Total convertible notes payable	327,790	374,250

Less: Unamortized debt discount	(8,387)	(52,592)
Total convertible notes	319,403	321,658

Less: current portion of convertible notes	319,403	321,658
Long-term convertible notes	$-	$-

For the three months ended March 31, 2024 and 2023, the interest expense on convertible notes was $10,361 and $10,746, respectively. As of March 31, 2024 and December 31, 2023, the accrued interest was $145,953 and $137,955[DI3] , respectively.

The Company recognized amortization expense related to the debt discount of $44,205 and $40,233 for the three months ended March 31, 2024 and 2023, respectively, which is included in interest expense in the statements of operation.

Conversion

During the three months ended March 31, 2024, the Company converted notes with principal amounts of $51,760 and accrued interest of $2,364 into 259,010,416 shares of common stock. The corresponding derivative liability at the date of conversion of $95,331 was credited to additional paid in capital.

Convertible Notes – Issued during the year ended December 31, 2018

During the year ended December 31, 2018, the Company issued a total principal amount of $426,000 in convertible notes for cash proceeds of $426,000. The convertible notes were also provided with a total of 107,000 common shares valued at $22,210. The terms of these convertible notes are summarized as follows:

·	Term two years;

·	Annual interest rates 12%;

·	Convertible at the option of the holders at any time

·	Conversion prices are based on 50% discount to market value for the common stock based on a 4-week weekly average of the closing price.

Convertible Notes - Issued during the year ended December 31, 2023

During the year ended December 31, 2023, the Company issued a total principal amount of $94,500 in convertible notes for cash proceeds of $80,000. The terms of convertible notes are summarized as follows:

·	Term one year;

·	Annual interest rates 10%;

·	Convertible at any time

·	Conversion prices are based on 39% discount to the lowest trading price during the 20-trading day period ending on the latest complete training day prior to the conversion date.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the three months ended March 31, 2024 and year ended December 31, 2023, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Three months ended	Year ended
	March 31.	December 31,
	2024	2023
Expected term	0.22- 0.46 years	0.18- 1.00 years
Expected average volatility	231% - 294%	141% - 288%
Expected dividend yield	-	-
Risk-free interest rate	5.25% - 5.48%	4.76% - 5.53%

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2024.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2023	$977,872

Settled on issuance of common stock	(95,331)
Loss on change in fair value of the derivative	202,260
Balance - March 31, 2024	$1,084,801

The aggregate loss on derivatives during the three months ended March 31, 2024 and 2023 was as follows.

	Three months ended
	March 31.
	2024	2023
Day one loss due to derivative liabilities on convertible notes	$-	$1,363
Loss on change in fair value of the derivative liabilities	202,260	215,776
	$202,260	$217,139

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

During the three months ended March 31, 2024, the Company issued 500,000 shares of Series A Preferred Stock valued at $1,500 for license fee.

There are 3,350,000 and 2,850,000 shares of Series A shares issued as of March 31, 2024 and December 31, 2023, respectively.

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

During the three months ended March 31, 2024, the Company issued 500,000 shares of Series B Preferred Stock valued at $3,000 for license fee.

During the three months ended March 31, 2024, the Company issued 150,000 shares of Series B Preferred Stock valued at $1,500 for settlement of note payable – related party.

As of March 31, 2024 and December 31, 2023, 2,900,000 and 2,250,000 shares of Series B Preferred Stock are issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 1,250,000,000 shares of $0.0001 par value common stock.

As of March 31, 2024 and December 31, 2023, there were 1,154,770,000 and 895,760,225 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of March 31, 2024 and December 31, 2023, there were 10,000 shares of the Company’s common stock issuable.

Fiscal year 2024

During the three months ended March 31, 2024, the Company issued 259,010,416 shares of common stock valued at $149,455 for conversion of debt.

Warrant

On February 6, 2022, in conjunction with purchase of patent, the Company granted 1,000,000 shares for period of two years with exercise price of $0.006 per share. The fair value of granted shares at the issuance date was $5,429. The Company recorded warrant as additional paid-in-capital. In February 2024, 1,000,000 warrants were expired.

The estimated fair values of the warrant are as follows:

Year Ended
December 31, 2022
Expected term	2.00 years
Expected average volatility	235%
Expected dividend yield	-
Risk-free interest rate	1.31%

8. RELATED PARTY TRANSACTIONS

Notes payable – related party

During the three months ended March 31, 2024 and 2023, the Company repaid notes payable to a related party of $0 and $0 and recognized interest of $49 and $84, respectively.

During the three months ended March 31, 2024, the Company issued 150,000 shares of Series B preferred stock to settle note payable of $860 and accrued interest of $640.

As of March 31, 2024 and December 31, 2023, the Company recorded notes payable - related party of $4,284 and $5,144 and accrued interest of $728 and $1,320, respectively. The note is a 4% interest bearing promissory note that the term is 1 year.

Employee agreements

During the year ended December 31, 2022, the Company accrued salary related to employment agreement in 2022 of $133,334. As of March 31, 2024 and December 31, 2023, the Company owes a salary of $300,000.

9. LICENSE AND PATENT

As of March 31, 2024 and December 31, 2023, License and patent consist of the following:

	March 31,	December 31,
	2024	2023
License	$24,500	$20,000
Patent	-	5,429
	24,500	25,429
Accumulated amortization	(6,500)	(9,988)
	$18,000	$15,441

The term of licenses is a range from 1 to 3 years for certain products. The Company agrees to pay a royalty on sales of the Products during the term of licensee’s equivalent to 2 – 5% of gross product sales amounts (“GPSA”).  Such royalty shall be payable only after the Licensor attains a GPSA of $20,000 to $30,000 in any calendar month and shall be payable on the entire GPSA for such period.

For the three months ended March 31, 2024 and 2023, the Company recorded amortization expense of $1,941 and $669 respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2024:

Year Ending December 31,
2024 - remaining 9 months	$7,875
2025	7,125
2026	3,000
Thereafter	-
$18,000

10. COMMITMENTS AND CONTINGENCIES

Short term Leases

The Company has not entered into any long-term leases, contracts or commitments. In November, 2023, the Company leased an office which the term is month to month. For the three months ended March 31,2024, the Company incurred rent expense of $954. The Company recorded security deposit of $2,500 as of March 31, 2024 and December 31, 2023.

11. SUBSEQUENT EVENTS

In April, the Company decided to expand its work in the medical device and health AI sphere and  took over the total inventory of the Lung Flute (aka the Lung Cleanser) about 100,000 units at very favorable pricing.  It expects to expend its effort in working with distributions to the medical communities, pharmacies, gyms, athletic clubs and senior communities both in United States and internationally.  On May 3rd, 2024, the SEC charged Auditor BF Borgers and permanently suspended them from practicing as accountants on SEC filings, effective as of that date. As a result, the Company has been actively working on engaging a new PCAOB auditor for its SEC work and expects to be filing an 8K on this imminently.

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

Effective November 15, 2021, the Company entered into a marketing agreement for an FDA-cleared Class II medical device, the Lung Flute™.  In April 2024, The Company negotiated with the sole owner of the product to assume their existing stock and their rights to all future activities on this item. It intends to actively expand its sales efforts beyond the direct sale effort of its Lung Cleanser to expand to the medical communities, pharmacies, gyms, athletic clubs, and senior communities both in US and Internationally.  The Company is also exploring agreements with other medical device manufacturers; the owners of intellectual property relating to medical devices and processes; and marketing companies associated with these manufacturers and owners.

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

Our current product line for humans includes PluriPain®, PrimiLungs™,SleepEZ™, MindNMemory™, Cell Rejuven™ and ProteinNMore™ .  We also market the Lung Flute™ and PrimiLungs™ product in our Lung Armor™ packaging, emphasizing the anti-viral properties of the nutraceutical and general respiratory health benefits from use of the device. Pluripain® is a fast acting long lasting all-natural pain relief formulation.  MindnMemory™ is a nootropic formulation that enhances memory, focus, mental clarity and endurance; PrimiSleep™ is a natural soporific that aids relaxation and sleep quality.  Cell Rejuven™ increases Energy and Mobility and resistance to stress, activates primitive cells, improves wound healing and promotes hair and nail growth. ProteinNMore™ aids in Rapidly building lean bulk muscle, promotes muscle contractility and strength as well as helps in improving blood flow. We acquired the licenses for these products during 2021 and 2022 and have commenced marketing activities for these products.

Our animal products include Canine All-in-One™ and Equine All-in-One products for dogs and horses. These formulations evolved from Canine Regen® and Equine Regen® to trainers, horse owners and boarding stables.  Anecdotal and testimonial reports are that the equine products provide significant relief from exercise induced pulmonary haemorrhaging, as well as improved coat and mane appearance and hoof health.

Effective February 2, 2022, the Company acquired the exclusive option to purchase U.S. Patent No. 9,783,432B (the “Patent”), covering technology used in enhancing the capability of water to hold significantly larger amounts of oxygen. The Agreement also allows the Company a two-year license to use the technology covered by the Patent, including for further development of oxygenated water products for consumers.  The Agreement was more fully discussed in the Company’s Form 8-K filed on February 6, 2022.  As a result, The Company formed a wholly-owned subsidiary, MORO2, Inc. to study the feasibility of this technology. Unfortunately, after spending two years’ effort seeking a co-packer to manufacture a test run of this product, no co-packer could be located.  As a result, it declined the option to purchase this technology and returned the unit to the inventor.

The Company signed a dealer’s agreement with Pixcelcando out of Europe for their AI Body Composition Analysis technology for US distribution.  It is currently carrying out free trial offers to interested parties before its major launching effort in the 2nd and 3rd quarters 2024.

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

During 2023, we undertook direct mailing, use of social media, trade advertising and existing connections to create awareness about our human and animal products’ benefits.  We are developing affiliate marketing opportunities and recognize that a broader campaign using direct mail, and traditional advertising along with social media and more contemporary marketing tools is necessary.

We are pursuing scientific surveys and other testing to demonstrate the usefulness of our products.  While we do not anticipate developing testing protocols suitable for FDA approvals, we expect anecdotal and testimonial reports that will be useful in our marketing efforts.  The Company is currently continuing participating in a survey involving the use of PluriPain® by patients suffering from Gadolinium Deposition Disease (“GDD”).  The survey, conducted by in collaboration with a research team resident affiliated with at Stanford University, is on-going and has produced  early promising results, with 60% of a small subject population reporting significant relief.  We have undertaken preliminary steps toward developing a survey/research protocol for use of the Lung Flute™ by long-term tobacco smokers and persons regularly exposed to second-hand tobacco smoke.  We expect to continue these explorations in 2Q, 2024.

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

As noted above, we entered into licensing agreements for the MindnMemory™ product during 2022.  While the product is all-natural botanical formulations, as our other nutraceutical products, they represent a departure from our existing product lines because they are targeted to specific markets:  MindnMemory™ is a nootropic, intended to improve memory, enhances focus, mental clarity. endurance and mental acuity; our initial marketing efforts are oriented toward e-gamers and seniors.

The Lung Flute™, especially when used with PrimiLungs™, shows promise.  The device is an FDA-cleared Class II medical device that employs user-generated acoustic waves to loosen lung secretions for expulsion.  In short, the device helps users clear their lungs.  In conjunction with the anti-viral function of PrimiLungs™, the Lung Armor™ package presents great opportunities in view of current fears of an endemic viral environment. Samples of this device were shipped to Poland for consideration for hospital use. With the Companies expanded interest in this area, we expect greater sales activities will take place in the last two quarters of 2024.

In addition, we have started the use of a formulation of PluriPain® targeted toward the symptoms of pre-menstrual syndrome and menstrual pain.  Anecdotal and testimonial reports have long noted that users obtain relief from these symptoms with use of the PluriPain® product, and we have made adjustments and additions to the formulation to target these symptoms.  Early reports regarding “PluriPain-PMS” are promising, and we expect marketing efforts to emphasize the usefulness of the new products. We are hoping that a topical pain relief product to be added to this line.

With regard to animal products, in 2020, the Company formed the Livestock Impact Division, which entered into a business relationship with Livestock Impact, Inc.  We also entered into a Marketing and Licensing Agreement with the owners of these products providing us with exclusive rights to market these products. The President of the Division is Bruce Colclasure, a National Cutting Horse Association champion who owns and operates the Flying C Bar Ranch and is the breeder and trainer of over 80 NCHA champion cutting horses.  Mr. Colclasure uses and endorses our Equine All-in-One™, Equine All-in One™ Plus and Equine All-in-One™ Extreme products and provides valuable feedback and testimonials regarding its function.  In addition, a high-performance formulation of our All-in-One product has been and is used by quarter horse trainers at facilities in Oklahoma and New Mexico, with excellent results.  We used these results in our marketing efforts in 2023 and to expand our outreach program in 2024  In 2023  we continued a marketing affiliate outreach program, directly contacting the principals of horse clubs and associations, offering discounts, samples and other inducements, seeking to develop “product champion” and “maven” relationships.  We have contacted principals in organizations with thousands of members and many more thousands of horses.  We have distributed samples and marketing materials to over 40 principals and influencers in regional and breed-specific equine associations and received good feedback from these marketing initiatives.  quarter.  Our expectation is that the use of the samples by these principals will demonstrate improvements in appearance and performance and that they will, in turn, recommend the product to their members. The Company appointed an exclusive Distributor for its equine line of products in the 3rd Q 2023 and  is actively working with them to expand the marketing effort in 2024.

The Company believes that the population growth in the seasoned and geriatric demographic cohort presents a unique opportunity. The World Health Organization has stated that the 60 years and over population segment will more than double from 11% to over 22% between 2000 and 2050, with the absolute number of people aged 60 and over expected to increase to 2 billion within the same period. The Company also recognizes the rising buying power and interests of the Millennials in wellness products and their choice of communication medium being social media and internet. It intends to establish a major focus to capture the anticipated growth in this sector.  We believe that our social media promotion program will eventually gain traction and generate revenues, and we are actively seeking a workable, efficient formula to grow consumer engagement and product sales.

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

Manufacturing

All of the Company’s nutraceutical products are considered dietary supplements or natural foods, and we carefully avoid making health, drug or disease cure claims that could trigger regulatory compliance issues and affect our ability to market BioAdaptives products. Our active ingredients are all plant-, - or algal-based and sourced worldwide from reputable suppliers who employ stringent compliance and sustainable agriculture practices.

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

With regard to medical devices, we have in April 2024 purchased the LungFlute™ from the sole US affiliated with the patent holder.  We do not expect to develop any direct capability to manufacture medical devices for numerous reasons, including a lack of capital and the fact that amortized cost of such facilities, if we were to construct or acquire them, is generally far higher compared to the cost of purchase of a finished product.  As noted above, it is our intention to operate primarily as a marketing company, developing consumer markets for nutraceutical products and medical devices that we license or market for others.

Employees

In 2024, The Company has 3 full-time non-executive employees and 2 part-time employees.  We retain hourly labor on an as-needed basis and professional consultants to operate our business. The management of the Company expects to continue use of outside consultants, attorneys, and accountants, as necessary, so long as it is seeking and evaluating business opportunities. The need for additional employees, and their availability, will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

2.  LIQUITITY AND CAPITAL RESOURCES:

Liquidity -- Financial Performance –  Three Months Ended March 31 2024 and 2023

We had a net loss of $306;707 for the three-month period ended March 31 2024, which was $19,520 more than the net loss of $287.187 for the three-month period ended March 31 2023. The change in our results is mainly due to the Change in other income (Expenses) and general &Administration expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the Three-month periods ended March 31, 2024, and 2023:

	2024	2023	Changes
Revenue	11,994	3,376	8,618
Cost of Sales	8,393	1,396	(6,997)
Operation Expenses	53,433	20,955	(32,478)
Other income (expenses)	(256,875)	(268,212)	11,337
Net Income (loss)	(306,707)	(287,187)	(19,520)

Revenue

Our revenues have been derived entirely from product sales. It reflects a mixture predominantly through wholesale of LiveStock Impact, Inc products and the retail of a small amount of BioAdaptives human supplements.  Because of the wholesale element, margins for products are much tighter than previously when all sales were through retail web sales.

Cost of Sales

Our cost of sales is primarily derived from contract manufacturing expenses and shipping and handling expenses related to customer fulfillment.  We also expense marketing expenses, which includes the cost of samples or products provided for promotional purposes and website content development.  We have contracted for consulting services relating to website and product label redesign and another web sales outreach campaign, and we expect expenses to accrue for such services in 3rd.Q 2024, and beyond.

Operation Expenses

Our general, administrative and professional fees are largely attributable to office, rent, advertising, consultants and transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company as well as stock-based compensation for officers, directors and consultants, as well as amortization of license and patent.

Other Income (Expense)

The Company recorded interest expenses of $54,615  and $ 51,063 for the Three months ended March 31, 2024 and 2023.

Net Loss

As a result of our operating expenses the Company reported a net loss of ($306,707)  and ( $ 287,187)  for the three months ended March 31, 2024 and 2023.

Capital Resources – Balance Sheet and Cash Flows

Our balance sheet as of March 31, 2024 , reflects current assets of $40,667 , including cash in the amount of $19,595 .  We currently meet cash requirements by infusions of cash from issuance of notes to finance partners, through RegA subscriptions and advances from shareholders. Most of these notes have conversion features that require accounting for derivative liabilities. We are hopeful that future Reg. A+ offerings will help to reduce our financing costs but can provide no assurances as to whether our offering will be successful.

Working Capital (Deficiency)

	March 31, 2024,	March 31, 2023,	Change

Current Assets	40,667	10,719	29,948
Current Liabilities	1,856,550	1,643,691	(212,859)
Working Capital (Deficiency)	(1,797,883)	(1,630,652)	(167,231)

Cash Flows

	Three Months Ended
	March 31
	2024	2023	Change
Cash provided by (used in) Operating Activities	(41,181)	(19,401)	(21,720)
Cash provided by (used in) Financing Activities	0	0	0
Net Increase (Decrease) In Cash During Period	19,595	5,944	13,651

Net cash provided (used) by operating activities during the three months ended March 31, 2024, was $ 41,181 an increase of $ 21,720  from net cash used of $19,401 in operating activities during the three months ended March 31,  2023.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 21 2024 was $ 0.00 , similar to3   net cash provided in financing activities during the three months ended March 31,2023 of $0.00.

As of March 31, 2024, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

On March 31, 2024, we had $19,595 of cash on-hand and an accumulated deficit of $8,570,852 , and as noted throughout this report and our financial statements and notes thereto, our independent auditors expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2023. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2024.  This evaluation was carried out under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Covid-19 Pandemic Impact and Risk

At this time, it is not possible to fully assess the impact of the COVID-19 pandemic on the Company’s operations and capital requirements. While we have noted that economic headwinds have eased generally, our business is impacted by numerous other influences.  Business activities from 1Q 2020 onward were substantially curtailed:  Our key executives were unable to travel, which impacted on our financing operations.  Consumer demand was generally down in our target markets, even though we offer products that are generally considered to promote health.  We delayed much of our marketing activity due to travel, funding and perceived demand issues.  We re-launched our marketing efforts during 1Q 2022, but these have slowed to gain traction. The other factors impeding the growth of our business have significantly changed:  travel restrictions have eased, and our finance partners have cash for investments or debt issuance.  Consumer demand for our products, however, has not increased significantly.  We believe this has more to do with poor reception to our marketing initiatives and the fact that we operate in a crowded market space, with several better-known and capitalized competitors.The CDC reports that US children and adults should remain vigilant to new mutations of the COVID-19 virus, and that the pandemic will likely continue to impact groups that comprise our intended consumers.  Should the pandemic reignite, the Company may be faced with the same headwinds we saw during 2021, which may adversely affect the Company’s ability to (i) retain employees and consultants; (ii) obtain additional financing on terms acceptable to the Company, if at all; (iii) delay regulatory submissions and approvals, if required; (iv) delay, limit or preclude the Company from securing manufacturing sites, partnerships or marketing agreements; (v) delay, limit or preclude the Company from achieving technology or product development goals, milestones, or objectives; and (vi) preclude or delay entry into joint venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to execute its business plan. During 2Q 2022, the Company commenced sponsorship of a COVID Long Hauler Survey, providing funding for scientific uses and samples of our pain, pulmonary and sleep products to participants.  While we do not (and cannot) make any manner of drug-type or treatment claims regarding disease, the Company has received anecdotal reports that certain combinations of our products provide relief from certain long-term COVID symptoms, including brain fog, persistent pain, and sleep disruptions.  Although we are careful not to make any COVID-related claims in our marketing materials, we intend to pursue this survey for general scientific purposes to determine additional uses for our products and has continue to support covid related testings.

The Company’s priority and commitment is to the health and security of its team members, their families and its partners through this unprecedented pandemic.

The Company has no insight into what would happen if COVID is to affect the economy again with its possible resurgence.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued equity securities during this reporting period to satisfy our convertible notes:

1800 DIAGONAL LENDING, LLC	44,583,333	01/13/2024
1800 DIAGONAL LENDING, LLC	31,927,083	01/04/2024
1800 DIAGONAL LENDING, LLC	48,500,000	03/26/2024
1800 DIAGONAL LENDING, LLC	48,500,000	03/27/2024
1800 DIAGONAL LENDING, LLC	37,000,000	03/27/2024
1800 DIAGONAL LENDING, LLC	48,500,000	03/28/2024
Total	259,010,416

There is only 1 tranche from the current conversion of this note and there are no such notes outstanding after this last tranche.

.

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

BioAdaptives Inc.
(Registrant)

Dated: May 17, 2024	/s/ Dr. Edward E. Jacobs, M.D.
Dr. Edward E. Jacobs, M.D.
Chief Executive Officer

/s/ Robert W. Ellis
Robert W. Ellis
Principal Financial Officer

