Form 10-Q
period 2024-06-30
BIOADAPTIVES, INC.
filed 2024-08-19
CIK 1575142

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting Company	☐
		Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES      ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,231,728,974 common shares issued and outstanding as of August 15th, 2024.

Form 10-Q

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$235	$60,776
Inventory	6,000	15,281
Security deposit	2,500	2,500
Prepaid expense	-	10,000
Total Current Assets	8,735	88,557

License and patent, net	-	15,441
TOTAL ASSETS	$8,735	$103,998

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	458,205	443,579
Derivative liabilities	1,122,486	977,872
Current portion of convertible notes - net of discount of $0 and $52,592	311,000	321,658
Notes Payable	32,096	-
Note payable - related party	6,660	7,520
Total Current Liabilities	1,930,447	1,750,629

Total Liabilities	1,930,447	1,750,629

Stockholders' Deficit:
Preferred stock, ($0.0001 par value, 10,000,000 shares authorized;
Series A Preferred Stock 4,000,000 shares designated; 3,350,000 and 2,850,000 issued and outstanding as of June 30,2024 and December 31, 2023, respectively	335	285
Series B Preferred Stock 5,000,000 shares designated; 2,900,000 and 2,250,000 share issued and outstanding as of June 30,2024 and December 31, 2023, respectively	290	225
Series C Preferred Stock 1,000,000 shares designated; 1,000,000 and 0 share issued and outstanding as of June 30,2024 and December 31, 2023, respectively	100	-
Common stock ($0.0001 par value, 1,250,000,000 shares authorized;1,231,728,974 and 895,760,225 shares issued and outstanding as of June 30,2024 and December 31, 2023, and 10,000 issuable, respectively)	123,173	89,576
Additional paid-in capital	6,708,259	6,527,428
Accumulated deficit	(8,753,869)	(8,264,145)
Total Stockholders' Deficit	(1,921,712)	(1,646,631)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,735	$103,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (UNAUDITED)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$675	$2,339	$12,669	$5,715
Cost of revenue	246	849	8,639	2,245
Gross Profit (Loss)	(429)	1,490	(4,030)	3,470

Operating Expenses
General and administrative	4,617	14,516	36,289	26,552
Professional fees	49,438	42,246	69,290	50,496
Impairment of inventory	21,350	-	21,350	-
Amortization and impairment loss of license and patent	18,000	677	19,941	1,346
Total Operating Expenses	93,407	57,439	146,840	78,394

Loss from operations	(92,978)	(55,949)	(142,810)	(74,924)

Other Income (Expense)
Other income	4,950	-	4,950	-
Unrealized loss on marketable securities	-	(10)	-	(20)
Interest expense	(17,969)	(52,253)	(72,584)	(103,316)
Change in fair value of derivative liabilities	(77,020)	(35,705)	(279,280)	(252,844)
Total Other Expense	(90,039)	(87,968)	(346,914)	(356,180)

Loss before income taxes	(183,017)	(143,917)	(489,724)	(431,104)

Net Loss	$(183,017)	$(143,917)	$(489,724)	$(431,104)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	895,760,225	441,742,955	1,105,010,656	355,268,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the three and six months ended June 30, 2024 and 2023

 (UNAUDITED)

	Series A Preferred stock		Series B Preferred stock		Series C Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2023	2,850,000	$285	2,250,000	$225	-	$-	895,760,225	$89,576	$6,527,428	$(8,264,145)	$(1,646,631)

Series A preferred stock issued for license fee	500,000	50	-	-	-	-	-	-	1,450	-	1,500
Series B preferred stock issued for license fee	-	-	500,000	50	-	-	-	-	2,950	-	3,000
Series B preferred stock issued for settlement of debt	-	-	150,000	15	-	-	-	-	1,485	-	1,500
Common stock issued for conversion of debt	-	-	-	-	-	-	259,010,416	25,901	123,554	-	149,455
Net loss for the period	-	-	-	-	-	-	-	-	-	(306,707)	(306,707)
Balance, March 31, 2024	3,350,000	$335	2,900,000	$290	-	$-	1,154,770,641	$115,477	$6,656,867	$(8,570,852)	$(1,797,883)

Series C preferred stock issued for purchase of inventory	-	-	-	-	1,000,000	100	-	-	5,900	-	6,000
Common stock issued for conversion of debt	-	-	-	-	-	-	76,958,333	7,696	45,492	-	53,188
Net loss for the period	-	-	-	-	-	-	-	-	-	(183,017)	(183,017)
Balance, June 30, 2024	3,350,000	$335	2,900,000	$290	1,000,000	$100	1,231,728,974	$123,173	$6,708,259	$(8,753,869)	$(1,921,712)

					Additional
	Series A Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2022	1,600,000	$160	252,554,765	$25,255	$6,074,763	$(7,551,679)	$(1,451,501)

Common stock issued for conversion of debt	-	-	132,382,517	13,239	94,797	-	108,036
Net loss for the period	-	-	-	-	-	(287,187)	(287,187)
Balance, March 31, 2023	1,600,000	$160	384,937,282	$38,494	$6,169,560	$(7,838,866)	$(1,630,652)

Common stock issued for conversion of debt	-	-	191,536,741	19,153	76,904	-	96,057
Net loss for the period	-	-	-	-	-	(143,917)	(143,917)
Balance, June 30, 2023	1,600,000	$160	576,474,023	$57,647	$6,246,464	$(7,982,783)	$(1,678,512)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

 (UNAUDITED)

	Six months ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(489,724)	$(431,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	279,280	252,844
Impairment of patent	18,000	-
Impairment of inventory	21,350	-
Amortization of license and patent	1,941	1,346
Amortization of debt discount	52,592	82,385
Unrealized (gain) loss on investments in marketable securities	-	21
Changes in operating assets and liabilities:
Inventory	(6,069)	2,390
Prepaid expense and other current assets	10,000	-
Accounts payable and accrued liabilities	19,993	15,791
Net Cash Used in Operating Activities	(92,637)	(76,328)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from related party	-	51,044
Proceeds from notes payable	32,096	-
Proceeds from convertible notes	-	40,000
Net Cash Provided by Financing Activities	32,096	91,044

Net change in cash	(60,541)	14,716
Cash at beginning of period	60,776	25,405
Cash at end of period	$235	$40,121

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability recognized as debt discount	$-	$110,000
Issuance of common stock for conversion of debt	$202,643	$204,093
Issuance Series A preferred stock for license fee	$1,500	$-
Issuance Series B preferred stock for license fee	$3,000	$-
Issuance Series C preferred stock for purchase of inventory	$6,000	$-

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

For the six months ended June 30, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	June 30,	June 30,
	2024	2023
	(Shares)	(Shares)
Series A Preferred Stock	16,750,000	8,000,000
Series B Preferred Stock	29,000,000	-
Series C Preferred Stock	10,000,000	-
Convertible notes	1,855,500,328	862,176,387
Total	1,911,250,328	870,176,387

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $8,753,869, and a working capital deficit of $1,838,312 as of June 30, 2024. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Obtaining additional financing, successful development of the Company’s contemplated plan of operations, and the transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities aa of June 30, 2024 and December 31, 2023 consists of the following:

	June 30,	December 31,
	2024	2023
Accounts payable	$3,283	$3,283
Accrued salary	300,000	300,000
Accrued interest	153,900	139,277
Accrued liabilities	1,022	1,019
	$458,205	$443,579

5. NOTES PAYABLE

During the six months ended June 30, 2024, the Company issued notes payable of $32,096.  The notes bear 4% interest and have terms of 12 months.

For the six months ended June 30, 2024, the interest expense on notes payable was $238.

6. CONVERTIBLE NOTES

Convertible notes as of June 30, 2024 and December 31, 2023 consist of the following:

	June 30,	December 31,
	2024	2023
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - issued fiscal year 2023	-	63,250
Total convertible notes payable	311,000	374,250

Less: Unamortized debt discount	-	(52,592)
Total convertible notes	311,000	321,658

Less: current portion of convertible notes	311,000	321,658
Long-term convertible notes	$-	$-

For the six months ended June 30, 2024 and 2023, the interest expense on convertible notes was $19,618 and $20,763, respectively. As of June 30, 2024 and December 31, 2023, the accrued interest was $152,847 and $137,955, respectively.

The Company recognized amortization expense related to the debt discount of $52,592 and $82,385 for the six months ended June 30, 2024 and 2023, respectively, which is included in interest expense in the statements of operation.

Conversion

During the six months ended June 30, 2024, the Company converted notes with principal amounts of $63,250 and accrued interest of $4,727 into 335,968,749 shares of common stock. The corresponding derivative liability at the date of conversion of $134,666 was credited to additional paid in capital.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the six months ended June 30, 2024 and year ended December 31, 2023, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six months ended	Year ended
	June 30,	December 31,
	2024	2023
Expected term	0.22- 0.46 years	0.18- 1.00 years
Expected average volatility	231% - 294%	141% - 288%
Expected dividend yield	-	-
Risk-free interest rate	5.25% - 5.48%	4.76% - 5.53%

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2024.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2023	$977,872

Settled on issuance of common stock	(134,666)
(Gain) loss on change in fair value of the derivative	279,280
Balance - June 30, 2024	$1,122,486

The aggregate loss on derivatives during the six months ended June 30, 2024 and 2023 was as follows.

	Six months ended
	June 30,
	2024	2023
Day one loss due to derivative liabilities on convertible notes	$-	$459,854
(Gain) loss on change in fair value of the derivative liabilities	279,280	(207,010)
	$279,280	$252,844

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

During the six months ended June 30, 2024, the Company issued 500,000 shares of Series A Preferred Stock valued at $1,500 for license fee.

There are 3,350,000 and 2,850,000 shares of Series A shares issued as of June 30, 2024 and December 31, 2023, respectively.

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

During the six months ended June 30, 2024, the Company issued 500,000 shares of Series B Preferred Stock valued at $3,000 for license fee.

During the six months ended June 30, 2024, the Company issued 150,000 shares of Series B Preferred Stock valued at $1,500 for settlement of note payable – related party.

As of June 30, 2024 and December 31, 2023, 2,900,000 and 2,250,000 shares of Series B Preferred Stock are issued and outstanding, respectively.

Series C Preferred Stock

On January 24, 2022, the Company established its Series C Preferred Stock, par value $0.0001, by filing a Certificate of Designation with the Delaware Secretary of State. The Company’s board exercised “blank check” authority to establish classes of preferred stock without approval by shareholders under provision of its original Articles of Incorporation and has designated 1,000,000 shares of Series B Preferred Stock.

The Company may use the Series C Preferred Stock for purpose of asset acquisition or in satisfaction of recognized debt; they are not otherwise available for sale. The Series B Preferred Stock have enhanced voting privileges (1000:1); the collective right to appoint elect one director, at the Holders’ option; and conversion-to-common rights at a 10:1 ratio.

During the six months ended June 30, 2024, the Company issued 1,000,000 shares of Series C Preferred Stock valued at $6,000 for purchase of inventory.

As of June 30, 2024 and December 31, 2023, 1,000,000 and 0 shares of Series C Preferred Stock are issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 1,250,000,000 shares of $0.0001 par value common stock.

As of June 30, 2024 and December 31, 2023, there were 1,154,770,000 and 895,760,225 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of June 30, 2024 and December 31, 2023, there were 10,000 shares of the Company’s common stock issuable.

Fiscal year 2024

During the six months ended June 30, 2024, the Company issued 335,968,749 shares of common stock valued at $202,643 for conversion of debt.

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

9. RELATED PARTY TRANSACTIONS

Notes payable – related party

During the six months ended June 30, 2024 and 2023, the Company repaid notes payable to a related party of $0 and $0 and recognized interest of $91 and $168, respectively.

During the six months ended June 30, 2024, the Company issued 150,000 shares of Series B preferred stock to settle note payable of $860 and accrued interest of $640.

As of June 30, 2024 and December 31, 2023, the Company recorded notes payable - related party of $4,284 and $5,144 and accrued interest of $770 and $1,320, respectively. The note is a 4% interest bearing promissory note that the term is 1 year.

Employee agreements

During the year ended December 31, 2022, the Company accrued salary related to employment agreement in 2022 of $133,334. As of June 30, 2024 and December 31, 2023, the Company owes a salary of $300,000.

10. LICENSE AND PATENT

As of June 30, 2024 and December 31, 2023, License and patent consist of the following:

	June 30,	December 31,
	2024	2023
License	$24,500	$20,000
Patent	-	5,429
	24,500	25,429
Accumulated amortization	(24,500)	(9,988)
	$-	$15,441

The term of licenses is a range from 1 to 3 years for certain products. The Company agrees to pay a royalty on sales of the Products during the term of licensee’s equivalent to 2 – 5% of gross product sales amounts (“GPSA”).  Such royalty shall be payable only after the Licensor attains a GPSA of $20,000 to $30,000 in any calendar month and shall be payable on the entire GPSA for such period.

For the six months ended June 30, 2024 and 2023, the Company recorded amortization expense of $1,941 and $1,346 and impairment loss of $18,000 and $0, respectively.

11. COMMITMENTS AND CONTINGENCIES

Short term Leases

The Company has not entered into any long-term leases, contracts or commitments. In November, 2023, the Company leased an office which the term is month to month. For the six months ended June 30, 2024, the Company incurred rent expense of $2,057. The Company recorded security deposit of $2,500 as of June 30, 2024 and December 31, 2023.

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

1.OUR BUSINESS

Overview

BioAdaptives’ core business is to investigate, market and distribute natural plant and algal-based products and medical devices that improve health and wellness for humans and animals, with an emphasis on weight control, pain relief, anti-viral function, and anti-aging properties. BioAdaptives is reformulating its entire product line and will be bringing out new products in the third quarter of 2024.

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

The Company’s current products in development include dietary supplements using natural ingredients and proprietary methods of optimizing the availability of nutrients in foods and beverages. The human products are designed to aid in the control of weight. Empowering the user to lose weight while maintaining more of their lean muscle mass. The initial new product line for humans includes Zeranovia™ for healthy weight loss, Xcellera™ regenerative stem cell activator, Wynovia™ to reduce the loss of lean muscle mass while dieting.

Our animal products expected in third quarter 2024 are dog treats for anti-aging, wellness, and joint repair. These formulations are based upon extensive trials on humans, dogs, horses, hogs, and mice. The canine product are all in the form of treats making delivery and dosing very simple and effective.

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

We are pursuing scientific surveys and other testing to demonstrate the usefulness of our products.  While we do not anticipate developing testing protocols suitable for FDA approvals, we expect anecdotal and testimonial reports that will be useful in our marketing efforts.  The Company is currently continuing participating in a survey involving the use of PluriPain® by patients suffering from Gadolinium Deposition Disease (“GDD”).  The survey, conducted by in collaboration with a research team resident affiliated with at Stanford University, is on-going and thehas produced  early promising results, with 60% of a small subject population reporting significant relief.  We have undertaken preliminary steps toward developing a survey/research protocol for use of the Lung Flute™ by long-term tobacco smokers and persons regularly exposed to second-hand tobacco smoke.

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

2.  LIQUITITY AND CAPITAL RESOURCES:

Liquidity -- Financial Performance –  Three and Six Months Ended June 30, 2024 and 2023

We had a net loss of $183,017 for the three-month period ended June 30, 2024, which was $39,100 more than the net loss of $143,917 for the three-month period ended June 30, 2023. The change in our results is mainly due to the Change in other income (Expenses), impairment loss of patent and write-off of inventories recorded as const of revenue.

We had a net loss of $489,724 for the six-month period ended June 30, 2024, which was $58,620 more than the net loss of $431,104 for the six-month period ended June 30, 2023. The change in our results is mainly due to impairment loss of patent and write-off of inventories recorded as const of revenue.

The following table summarizes key items of comparison and their related increase (decrease) for the Three-month periods ended June 30, 2024, and 2023:

	Three Months Ended
	June 30,
	2024	2023	Change
Revenue	$675	$2,339	(1,664)
Cost of revenue	246	849	(603)
Operating expenses	93,407	57,439	35,968
Other expenses	(90,039)	(87,968)	(2,071)
Net loss	$(183,017)	$(143,917)	(39,100)

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

Operation Expenses

Our general, administrative and professional fees are largely attributable to office, rent, advertising, consultants and transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company as well as stock-based compensation for officers, directors and consultants, as well as amortization of license and patent. The increase in operating expenses was primarily due to an impairment of inventory and  patent.

Other Income (Expense)

Other expenses consist of interest expenses of $17,969 and $52,253, change in fair value of derivative liabilities of $77,020 and $35,705, other income of $4,950 and 0 and unrealized loss on marketable securities of $0 and 20 for the three months ended June 30, 2024 and 2023, respectively.

Net Loss

As a result of our operating expenses the Company reported a net loss of $183,017 and $143,917 for the three months ended June 30, 2024 and 2023, respectively.

The following table summarizes key items of comparison and their related increase (decrease) for the six-month periods ended June 30, 2024, and 2023:

	Six months ended
	June 30,
	2024	2023	Change
Revenue	$12,669	$5,715	6,954
Cost of revenue	8,639	2,245	6,394
Operating expenses	146,840	78,394	68,446
Other income (expenses)	(346,914)	(356,180)	9,266
Net income (loss)	$(489,724)	$(431,104)	(58,620)

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

Operation Expenses

Our general, administrative and professional fees are largely attributable to office, rent, advertising, consultants and transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company as well as stock-based compensation for officers, directors and consultants, as well as amortization of license and patent. The increase in operating expenses was primarily due to an impairment of inventory and patent.

Other Income (Expense)

Other expenses consist of interest expenses of $72,584 and $103,316, change in fair value of derivative liabilities of $279,280 and $252,844, other income of $4,950 and 0 and unrealized loss on marketable securities of $0 and $20 for the six months ended June 30, 2024 and 2023, respectively.

Net Loss

As a result of our operating expenses the Company reported a net loss of $489,724 and $431,104 for the six months ended June 30, 2024 and 2023, respectively.

Capital Resources – Balance Sheet and Cash Flows

Our balance sheet as of June 30, 2024, reflects current assets of $8,735, including cash in the amount of $235.  We currently meet cash requirements by infusions of cash from issuance of notes to finance partners, through RegA subscriptions and advances from shareholders. Most of these notes have conversion features that require accounting for derivative liabilities. We are hopeful that future Reg. A+ offerings will help to reduce our financing costs but can provide no assurances as to whether our offering will be successful.

	June 30,	December 31,
	2024	2023	Change
Current Assets	$8,735	$88,557	(79,822)
Current Liabilities	$1,930,447	$1,750,629	179,818
Working Capital (Deficiency)	$(1,921,712)	$(1,662,072)	(259,640)

 Cash Flows

	Six months ended
	June 30,
	2024	2023	Change
Cash used in Operating Activities	$(92,637)	$(76,328)	(16,309)
Cash used in Investing Activities	$-	$-	-
Cash provided by Financing Activities	$32,096	$91,044	(58,948)
Net change In Cash During Period	$(60,541)	$14,716	(75,257)

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2024, was $92,637, an increase of $16,309  from net cash used of $76,328 in operating activities during the six months ended June 30, 2023.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2024 was $32,096 from proceeds from notes payable. Net cash provided by financing activities during the six months ended June 30, 2023 was $91,044 from proceeds from related party.

As of June 30, 2024, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Critical Accounting Estimates -- Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $8,753,869, and a working capital deficit of $1,838,312 as of June 30, 2024. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Obtaining additional financing, successful development of the Company’s contemplated plan of operations, and the transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We evaluate our estimates and assumptions on an ongoing basis and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for the judgments we make about the carrying value of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and statement of cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2024.  This evaluation was carried out under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2023, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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
Dated: August 19, 2024
/s/ James Keener.
James Keener
Chief Executive Officer

