Form 10-Q
period 2024-09-30
BIOADAPTIVES, INC.
filed 2024-11-19
CIK 1575142

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

☐	TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

1,231,728,974 common shares issued and outstanding as of November 15, 2024.

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2024	2023

ASSETS
Current Assets:
Cash	$43,893	$60,776
Inventory	-	15,281
Security deposit	2,500	2,500
Prepaid expense	-	10,000
Total Current Assets	46,393	88,557

License and patent, net	-	15,441
TOTAL ASSETS	$46,393	$103,998

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	473,501	443,579
Derivative liabilities	1,028,497	977,872
Current portion of convertible notes - net of discount of $0 and $52,592	311,000	321,658
Notes Payable	32,096	-
Note payable - related party	6,660	7,520
Total Current Liabilities	1,851,754	1,750,629

Total Liabilities	1,851,754	1,750,629

Stockholders’ Deficit:
Preferred stock, ($0.0001 par value, 10,000,000 shares authorized;
Series A Preferred Stock 4,000,000 shares designated; 3,350,000 and 2,850,000 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	335	285
Series B Preferred Stock 5,000,000 shares designated; 2,900,000 and 2,250,000 share issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	290	225
Series C Preferred Stock 1,000,000 shares designated; 1,000,000 and 0 share issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	100	-
Series D Preferred Stock 4,000,000 shares designated; 4,000,000 and 0 share issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	400	-
Common stock ($0.0001 par value, 1,250,000,000 shares authorized;1,231,728,974 and 895,760,225 shares issued and outstanding as of September 30, 2024 and December 31, 2023, and 10,000 issuable, respectively)	123,173	89,576
Additional paid-in capital	6,861,859	6,527,428
Accumulated deficit	(8,791,518)	(8,264,145)
Total Stockholders’ Deficit	(1,805,361)	(1,646,631)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$46,393	$103,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$-	$15,649	$12,669	$21,364
Cost of revenue	-	10,999	8,639	13,244
Gross Profit (Loss)	-	4,650	4,030	8,120

Operating Expenses
General and administrative	40,396	33,706	76,685	60,258
Professional fees	21,545	25,514	90,805	76,010
Impairment of inventory	60,000	-	81,350	-
Amortization and impairment loss of license and patent	-	37,643	19,941	38,989
Total Operating Expenses	121,941	96,863	268,781	175,257

Loss from operations	(121,941)	(92,213)	(264,751)	(167,137)

Other Income (Expense)
Other income	-	-	4,950	-
Unrealized gain (loss) on marketable securities	-	(11)	-	(31)
Interest expense	(9,697)	(20,625)	(82,281)	(123,941)
Change in fair value of derivative liabilities	93,989	261,488	(185,291)	8,644
Loss on settlement of debt	-	(161,700)	-	(161,700)
Total Other Income (Expense)	84,292	79,152	(262,622)	(277,028)

Loss before income taxes	(37,649)	(13,061)	(527,373)	(444,165)

Net Loss	$(37,649)	$(13,061)	$(527,373)	$(444,165)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	895,760,225	730,006,523	1,147,557,292	482,799,498

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the three and nine months ended September 30, 2024 and 2023

(UNAUDITED)

	Series A Preferred stock		Series B Preferred stock		Series C Preferred stock		Series D Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2023	2,850,000	$285	2,250,000	$225	-	$-	-	$-	895,760,225	$89,576	$6,527,428	$(8,264,145)	$(1,646,631)

Series A preferred stock issued for license fee	500,000	50	-	-	-	-	-	-	-	-	1,450	-	1,500
Series B preferred stock issued for license fee	-	-	500,000	50	-	-	-	-	-	-	2,950	-	3,000
Series B preferred stock issued for settlement of debt	-	-	150,000	15	-	-	-	-	-	-	1,485	-	1,500
Common stock issued for conversion of debt	-	-	-	-	-	-	-	-	259,010,416	25,901	123,554	-	149,455
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(306,707)	(306,707)
Balance, March 31, 2024	3,350,000	$335	2,900,000	$290	-	$-	-	$-	1,154,770,641	$115,477	$6,656,867	$(8,570,852)	$(1,797,883)

Series C preferred stock issued for purchase of inventory	-	-	-	-	1,000,000	100	-	-	-	-	59,900	-	60,000
Common stock issued for conversion of debt	-	-	-	-	-	-	-	-	76,958,333	7,696	45,492	-	53,188
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(183,017)	(183,017)
Balance, June 30, 2024	3,350,000	$335	2,900,000	$290	1,000,000	$100	-	$-	1,231,728,974	$123,173	$6,762,259	$(8,753,869)	$(1,867,712)

Series D preferred stock issued for conversion of common stock	-	-	-	-	-	-	4,000,000	400	-	-	99,600	-	100,000
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(37,649)	(37,649)
Balance, September 30, 2024	3,350,000	$335	2,900,000	$290	1,000,000	$100	4,000,000	$400	1,231,728,974	$123,173	$6,861,859	$(8,791,518)	$(1,805,361)

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2022	1,600,000	$160	-	$-	252,554,765	$25,255	$6,074,763	$(7,551,679)	$(1,451,501)

Common stock issued for conversion of debt	-	-	-	-	132,382,517	13,239	94,797	-	108,036
Net loss for the period	-	-	-	-	-	-	-	(287,187)	(287,187)
Balance, March 31, 2023	1,600,000	$160	-	$-	384,937,282	$38,494	$6,169,560	$(7,838,866)	$(1,630,652)

Common stock issued for conversion of debt	-	-	-	-	191,536,741	19,153	76,904	-	96,057
Net loss for the period	-	-	-	-	-	-	-	(143,917)	(143,917)
Balance, June 30, 2023	1,600,000	$160	-	$-	576,474,023	$57,647	$6,246,464	$(7,982,783)	$(1,678,512)

Series A preferred stock issued for license fee	1,250,000	125	-	-	-	-	22,500	-	22,625
Series B preferred stock issued for settlement of debt - related party	-	-	750,000	75	-	-	164,925	-	165,000
Series B preferred stock issued for license fee	-	-	1,500,000	150	-	-	179,850	-	180,000
Common stock issued for conversion of debt	-	-	-	-	200,000,000	20,000	158,100	-	178,100
Net loss for the period	-	-	-	-	-	-	-	(13,061)	(13,061)
Balance, September 30, 2023	2,850,000	$285	2,250,000	$225	776,474,023	$77,647	$6,771,839	$(7,995,844)	$(1,145,848)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Nine months ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(527,373)	$(444,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	185,291	(8,644)
Impairment of patent	18,000	-
Impairment of inventory	81,350	-
Amortization of license and patent	1,941	38,989
Amortization of debt discount	52,592	92,318
Loss on settlement of debt	-	161,700
Unrealized loss on investments in marketable securities	-	31
Changes in operating assets and liabilities:
Accounts receivable	-	(3,344)
Inventory	(6,069)	1,627
Prepaid expense and other current assets	10,000	-
Accounts payable and accrued liabilities	35,289	29,481
Due to related party	-	(470)
Net Cash Used in Operating Activities	(148,979)	(132,477)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance for common stock	-	178,100
Proceed from related party	-	51,044
Repayment to related party	-	(50,000)
Proceeds from notes payable	32,096	-
Proceeds from convertible notes	-	80,000
Proceeds from issuance for preferred stock	100,000	-
Net Cash Provided by Financing Activities	132,096	259,144

Net change in cash	(16,883)	126,667
Cash at beginning of period	60,776	25,405
Cash at end of period	$43,893	$152,072

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability recognized as debt discount	$-	$150,000
Issuance of common stock for conversion of debt	$202,643	$204,093
Issuance Series A preferred stock for license fee	$1,500	$22,625
Issuance Series B preferred stock for license fee	$3,000	$180,000
Issuance Series B preferred stock for settlement of debt - related party	$-	$165,000
Issuance Series C preferred stock for purchase of inventory	$60,000	$-

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

For the nine months ended September 30, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30,	September 30,
	2024	2023
	(Shares)	(Shares)
Series A Preferred Stock	16,750,000	14,250,000
Series B Preferred Stock	29,000,000	22,500,000
Series C Preferred Stock	100,000,000	-
Series D Preferred Stock	400,000,000	-
Convertible notes	1,855,500,328	862,176,387
Total	2,401,250,328	898,926,387

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $8,791,518, and a working capital deficit of $1,805,361 as of September 30, 2024. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Obtaining additional financing, successful development of the Company’s contemplated plan of operations, and the transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities aa of September 30, 2024 and December 31, 2023 consists of the following:

	September 30,	December 31,
	2024	2023
Accounts payable	$8,882	$3,283
Credit card	-	-
Accrued salary	300,000	300,000
Accrued interest	163,600	139,277
Accrued liabilities	1,019	1,019
	$473,501	$443,579

 5. NOTES PAYABLE

During the nine months ended September 30, 2024, the Company issued notes payable of $32,096.  The notes bear 4% interest and have terms of 12 months.

For the nine months ended September 30, 2024, the interest expense on notes payable was $607.

6. CONVERTIBLE NOTES

Convertible notes as of September 30, 2024 and December 31, 2023 consist of the following:

	September 30,	December 31,
	2024	2023
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - issued fiscal year 2023	-	63,250
Total convertible notes payable	311,000	374,250

Less: Unamortized debt discount	-	(52,592)
Total convertible notes	311,000	321,658

Less: current portion of convertible notes	311,000	321,658
Long-term convertible notes	$-	$-

For the nine months ended September 30, 2024 and 2023, the interest expense on convertible notes was $28,948 and $31,401, respectively. As of September 30, 2024 and December 31, 2023, the accrued interest was $162,177 and $137,955, respectively.

The Company recognized amortization expense related to the debt discount of $52,592 and $92,318 for the nine months ended September 30, 2024 and 2023, respectively, which is included in interest expense in the statements of operation.

Conversion

During the nine months ended September 30, 2024, the Company converted notes with principal amounts of $63,250 and accrued interest of $4,727 into 335,968,749 shares of common stock. The corresponding derivative liability at the date of conversion of $134,666 was credited to additional paid in capital.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the nine months ended September 30, 2024 and year ended December 31, 2023, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine months ended	Year ended
	September 30,	December 31,
	2024	2023
Expected term	0.22- 0.46 years	0.18- 1.00 years
Expected average volatility	231% - 294%	141% - 288%
Expected dividend yield	-	-
Risk-free interest rate	5.25% - 5.48%	4.76% - 5.53%

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2024.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2023	$977,872

Addition of new derivatives recognized as debt discounts	-
Addition of new derivatives recognized as loss on derivatives	-
Settled on issuance of common stock	(134,666)
(Gain) loss on change in fair value of the derivative	185,291
Balance - September 30, 2024	$1,028,497

The aggregate loss on derivatives during the nine months ended September 30, 2024 and 2023 was as follows.

	Nine months ended
	September 30,
	2024	2023
Day one loss due to derivative liabilities on convertible notes	$-	$578,213
(Gain) loss on change in fair value of the derivative liabilities	185,291	(586,857)
	$185,291	$(8,644)

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

During the nine months ended September 30, 2024, the Company issued 500,000 shares of Series A Preferred Stock valued at $1,500 for license fee.

There are 3,350,000 and 2,850,000 shares of Series A shares issued as of September 30, 2024 and December 31, 2023, respectively.

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

During the nine months ended September 30, 2024, the Company issued 500,000 shares of Series B Preferred Stock valued at $3,000 for license fee.

During the nine months ended September 30, 2024, the Company issued 150,000 shares of Series B Preferred Stock valued at $1,500 for settlement of note payable – related party.

As of September 30, 2024 and December 31, 2023, 2,900,000 and 2,250,000 shares of Series B Preferred Stock are issued and outstanding, respectively.

 Series C Preferred Stock

On January 24, 2022, the Company established its Series C Preferred Stock, par value $0.0001, by filing a Certificate of Designation with the Delaware Secretary of State. The Company’s board exercised “blank check” authority to establish classes of preferred stock without approval by shareholders under provision of its original Articles of Incorporation and has designated 1,000,000 shares of Series C Preferred Stock.

The Company may use the Series C Preferred Stock for purpose of asset acquisition or in satisfaction of recognized debt; they are not otherwise available for sale. The Series C Preferred Stock have enhanced voting privileges (1000:1); the collective right to appoint elect one director, at the Holders’ option; and conversion-to-common rights at a 100:1 ratio.

During the nine months ended September 30, 2024, the Company issued 1,000,000 shares of Series C Preferred Stock valued at $60,000 for purchase of inventory.

As of September 30, 2024 and December 31, 2023, 1,000,000 and 0 shares of Series C Preferred Stock are issued and outstanding, respectively.

Series D Preferred Stock

On July 4, 2024, the Company established its Series D Preferred Stock, par value $0.0001, by filing a Certificate of Designation with the Delaware Secretary of State. The Company’s board exercised “blank check” authority to establish classes of preferred stock without approval by shareholders under provision of its original Articles of Incorporation and has designated 4,000,000 shares of Series D Preferred Stock.

The may convert the Series D Preferred Stock to Common Stock at a rate of 100 shares of common stock for each share of Series D Preferred Stock. Each Series D Preferred Stock carries the voting rights equal to 100 shares of Common Stock.

During the nine months ended September 30, 2024, the Company issued 4,000,000 shares of Series D Preferred Stock valued at $100,000 to Gimhana Dissanayake and John Keener.

As of September 30, 2024 and December 31, 2023, 4,000,000 and 0 shares of Series D Preferred Stock are issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 1,250,000,000 shares of $0.0001 par value common stock.

As of September 30, 2024 and December 31, 2023, there were 1,231,728,974 and 895,760,225 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of September 30, 2024 and December 31, 2023, there were 10,000 shares of the Company’s common stock issuable.

Fiscal year 2024

During the nine months ended September 30, 2024, the Company issued 335,968,749 shares of common stock valued at $202,643 for conversion of debt.

Warrant

On February 6, 2022, in conjunction with purchase of patent, the Company granted 1,000,000 shares for period of two years with exercise price of $0.006 per share. The fair value of granted shares at the issuance date was $5,429. The Company recorded warrant as additional paid-in-capital. In February 2024, 1,000,000 warrants were expired.

9. RELATED PARTY TRANSACTIONS

Notes payable – related party

During the nine months ended September 30, 2024 and 2023, the Company repaid notes payable to a related party of $0 and $3,300 and recognized interest of $134 and $54, respectively.

During the nine months ended September 30, 2024, the Company issued 150,000 shares of Series B preferred stock to settle note payable of $860 and accrued interest of $640.

As of September 30, 2024 and December 31, 2023, the Company recorded notes payable - related party of $4,284 and $5,144 and accrued interest of $813 and $1,320, respectively. The note is a 4% interest bearing promissory note that the term is 1 year.

Due to related party

As of September 30, 2024, and December 31, 2023, the Company owed Dr. Edward E. Jacobs, M.D., our CEO, $2,377.

Employee agreements

During the year ended December 31, 2022, the Company accrued salary related to employment agreement in 2022 of $133,334. As of September 30, 2024 and December 31, 2023, the Company owes a salary of $300,000.

10. LICENSE AND PATENT

As of September 30, 2024 and December 31, 2023, License and patent consist of the following:

	September 30,	December 31,
	2024	2023
License	$24,500	$20,000
Patent	-	5,429
	24,500	25,429
Accumulated amortization	(24,500)	(9,988)
	$-	$15,441

The term of licenses is a range from 1 to 3 years for certain products. The Company agrees to pay a royalty on sales of the Products during the term of licensee’s equivalent to 2 – 5% of gross product sales amounts (“GPSA”).  Such royalty shall be payable only after the Licensor attains a GPSA of $20,000 to $30,000 in any calendar month and shall be payable on the entire GPSA for such period.

For the nine months ended September 30, 2024 and 2023, the Company recorded amortization expense of $1,941 and $38,989 and impairment loss of $18,000 and $0, respectively.

11. COMMITMENTS AND CONTINGENCIES

Short term Leases

The Company has not entered into any long-term leases, contracts or commitments. In November, 2023, the Company leased an office which the term is month to month. For the nine months ended September 30, 2024, the Company incurred rent expense of $2,132. The Company recorded security deposit of $2,500 as of September 30, 2024 and December 31, 2023.

12. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2024, through the date when financial statements were issued, and has determined to disclose the below subsequent event

On  October  10th, 2024, the company filed a certificate of designation of  preference shares  right and limitations  of series C  convertible preferred shares .

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

2. LIQUITITY AND CAPITAL RESOURCES:

Liquidity -- Financial Performance – Three and Nine months Ended September 30, 2024 and 2023

We had a net loss of $37,649 for the three-month period ended September 30, 2024, which was $24,588 more than the net loss of $13,061 for the three-month period ended September 30, 2023. The change in our results is mainly due to the Change in other income (Expenses), impairment loss of patent and write-off of inventories recorded as const of revenue.

We had a net loss of $527,373 for the nine-month period ended September 30, 2024, which was $83,208 more than the net loss of $444,165 for the nine-month period ended September 30, 2023. The change in our results is mainly due to impairment loss of patent and write-off of inventories recorded as const of revenue.

The following table summarizes key items of comparison and their related increase (decrease) for the Three-month periods ended September 30, 2024, and 2023:

	Three Months Ended
	September 30,
	2024	2023	Change
Revenue	$-	$15,649	(15,649)
Cost of sales	-	10,999	(10,999)
Operating expenses	121,941	96,863	25,078
Other income	84,292	79,152	5,140
Net loss	$(37,649)	$(13,061)	(24,588)

Revenue

During the three months ended September 30, 2024, the Company did not generate any revenues.

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

Other Income (Expense)

Other expenses consist of interest expenses of $9,697 and $20,625, change in fair value of derivative liabilities of $93,989 and $261,488, unrealized loss on marketable securities of $0 and $11 and loss for debt settlement of $0 and $161,700 for the three months ended September 30, 2024 and 2023, respectively.

Net Loss

As a result of our operating expenses, the Company reported a net loss of $37,649 and $13,061 for the three months ended September 30, 2024 and 2023, respectively.

The following table summarizes key items of comparison and their related increase (decrease) for the nine-month periods ended September 30, 2024, and 2023:

	Nine months ended
	September 30,
	2024	2023	Change
Revenue	$12,669	$21,364	(8,695)
Cost of sales	8,640	13,244	(4,604)
Operating expenses	268,780	175,257	93,523
Other expenses	(262,622)	(277,028)	14,406
Net loss	$(527,373)	$(444,165)	(83,208)

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

Other Income (Expense)

Other expenses consist of interest expenses of $82,281 and $123,941, change in fair value of derivative liabilities of $185,291 and $8,644, other income of $4,950 and 0, unrealized loss on marketable securities of $0 and $31 and loss on settlement of debt $0 and $161,700 for the nine months ended September 30, 2024 and 2023, respectively.

Net Loss

As a result of our operating expenses the Company reported a net loss of $527,373 and $444,165 for the nine months ended September 30, 2024 and 2023, respectively.

Capital Resources – Balance Sheet and Cash Flows

Our balance sheet as of September 30, 2024, reflects current assets of $46,393, including cash in the amount of $43,893.  We currently meet cash requirements by infusions of cash from issuance of notes to finance partners, through RegA subscriptions and advances from shareholders. Most of these notes have conversion features that require accounting for derivative liabilities. We are hopeful that future Reg. A+ offerings will help to reduce our financing costs but can provide no assurances as to whether our offering will be successful.

	September 30,	December 31,
	2024	2023	Change
Current Assets	$46,393	$88,557	(42,164)
Current Liabilities	$1,851,754	$1,750,629	101,125
Working Capital (Deficiency)	$(1,805,361)	$(1,662,072)	(143,289)

 Cash Flows

	Nine months ended
	September 30,
	2024	2023	Change
Cash used in Operating Activities	$(148,979)	$(132,477)	(16,502)
Cash used in Investing Activities	$-	$-	-
Cash provided by Financing Activities	$132,096	$259,144	(127,048)
Net Increase (Decrease) In Cash During Period	$(16,883)	$126,667	(143,550)

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2024, was $148,979, an increase of $16,502 from net cash used of $132,477 in operating activities during the nine months ended September 30, 2023.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024 was $132,096 from proceeds from notes payable and issuance of preferred stock. Net cash provided by financing activities during the nine months ended September 30, 2023 was $259,144 from proceeds from issuance of common stock, related party, net of repayment, and convertible notes.

As of September 30, 2024, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Critical Accounting Estimates -- Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $6,861,859, and a working capital deficit of $1,805,361 as of September 30, 2024. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Obtaining additional financing, successful development of the Company’s contemplated plan of operations, and the transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2024.  This evaluation was carried out under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2023, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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
Dated: November 19, 2024
/s/ James Keener.
James Keener
Chief Executive Officer

