Form 10-K
period 2024-12-31
BIOADAPTIVES, INC.
filed 2025-04-15
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

 ________________________________________

(Mark one)

☒      Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

☐      Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

 ________________________________________

Commission File Number: 000-54949

BioAdaptives, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-2592228
(State of incorporation)	(IRS Employer ID Number)

2620 Regatta Drive, Suite 102, Las Vegas, NV

(Address of principal executive offices)

(702) 659-8829

(Issuer's telephone number)

 ________________________________________

Securities registered pursuant to Section 12 (b) of the Act - None

Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.0001 par value

 ________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates as of December 31, 2024 was approximately $246,461 based upon 4,107,680 shares issued and outstanding.

As of December 31, 2024, there were 4,107,680 shares of Common Stock issued and outstanding. As of March 21, 2025, we had 9,048,659 shares of our Common Stock issued and outstanding.

BioAdaptives, Inc.

Form 10-K for the Year Ended December 31, 2024

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects”, and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company’s, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or publicly announce the result of any revisions to any forward-looking statements contained herein to reflect future events or developments.

Where You Can Find Information

The public may read and copy any materials we file with the SEC in the SEC’s Public Reference Section, Room 1580, at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at www.sec.gov or www.freeedgar.com.

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

On January 10, 2014, the SEC notified the Company that the registration statement was effective. On July 9, 2014, the Company’s shares commenced trading in the Over-the-Counter market under the trading symbol BDPT.

On March 31, 2017, the Company filed Form 15-15D with the SEC, terminating its status as an SEC-reporting company; it was current in its Continuous Disclosure obligations at that time.  The Company continued to provide financial and other reports to shareholders and the public using the Alternative Reporting System operated by OTC Markets Group, Inc.   Its shares continued to trade in the OTC market, and it also continued to execute its business plan.

On May 10, 2019, the Company filed Form 10-12g with the SEC, re-entering the Continuous Disclosure program and registering its common stock under Section 12(g) of the Securities Exchange Act of 1934.  On August 1, 2019, the SEC staff informed the Company that it had no further comments on this filing.

On September 11, 2019, the Company appointed Robert Ellis as President and Ron Lambrecht as Chief Financial Officer.  Dr. Jacobs remained Chief Executive Officer.

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

On March 18, 2022, the Company filed Form 1-A with the Securities and Exchange Commission covering a plan to sell up to 200,000,000 shares of common stock at prices between .005 and .01 per share. This was amended on October 7, 2022, to 250,000,000 shares of common stock at 0.001.

On February 28, 2023, the Board of Directors exercised its authority under the Delaware General Corporation Law to increase the Company’s authorized common stock from 750,000,000 to 1,250,000,000; the holders of a majority of the Company’s shares consented to the increase.

On May 15, 2024, Dr. Edward Jacobs retired from the Company and was succeeded by Mr. James E. Kneer as Chairman and CEO. As of May 27, 2024, Mr. Gimhana Dissanayake joined him as a Director of the Company.

On October 28, 2024, the Board unanimously resolved to proceed with a reverse split of 1 for 300 shares.

On November 21, 2024, the reverse was completed

On December 3, 2024, the Board approved a One-for-One Stock Dividend to holders of common stock.

The Company’s Business

Overview

BioAdaptives’ core business is investigating, marketing, and distributing natural plant, fungi, and algal-based products and medical devices that improve health and wellness for humans and animals. The company emphasizes weight control, antiviral function, and anti-aging properties. BioAdaptives is reformulating its entire product line and will introduce new products in the first quarter of 2025.

The Company’s current products in development include a weight management supplement in a Human Clinical trial, Zeranovia™. Zeranovia™ is made of natural ingredients and uses proprietary methods of optimizing the availability of nutrients in foods and beverages. The trials have shown better than expected results, with the procedure positively affecting participants, with consistent weight loss and minimal side effects. Zeranovia™ empowers users to lose weight while maintaining more lean muscle mass. Based on current results, Zeranovia™ is expected to be introduced commercially in the second quarter of 2025.

 Xcellara™ regenerative stem cell activator is in production and is expected to be sold commercially in April 2025. PawPa™ Regen, the canine treat stem cell activator, will be available for delivery in April 2025. PawPa™ Regen supports anti-aging and wellness. These formulations are based upon extensive trials on humans, dogs, horses, hogs, and mice. The canine products are all in the form of treats, making delivery and dosing very simple and effective.

At the request of a member of the BioAdaptives Board of Advisors, BioAdaptives developed an advanced nootropic, MyndMed™, it focuses on diverse pathways, delivering acetylcholine (focus), dopamine (mood), GABA (calm), antioxidants (protection), and energy (mitochondria) while avoiding tolerance and extending impact. MyndMed™ is designed to improve memory, learning, cognitive enhancement, mood support, neuroprotection, neuroplasticity, and stress resilience.

We continue researching and developing new nutraceutical products for humans and animals to solve problems and deliver the best-in-class products. Our products are unique, well-designed, and proven to bring benefits, not just copying others.

Market and Marketing

BioAdaptives Inc. has developed a robust Direct to Consumer (DTC) digital marketing campaign to connect directly with its target audience. Leveraging platforms like social media, email marketing, and a user-friendly website, the company promotes its supplement products with engaging content tailored to health-conscious consumers. Through targeted ads, informative blog posts, and compelling calls-to-action, BioAdaptives ensures its messaging resonates, driving awareness and conversions while fostering a community around wellness and natural health solutions.

In addition to its DTC efforts, BioAdaptives has forged strategic partnerships within the telehealth industry to enhance its product offerings. By aligning its supplements as both companion products and standalone solutions, the company integrates seamlessly with telehealth platforms, providing participants with accessible, science-backed options to support their wellness journeys. These collaborations not only expand BioAdaptives’ reach but also position our products as trusted recommendations within virtual healthcare ecosystems, capitalizing on the growing demand for telehealth services.

Finally, BioAdaptives employs a dynamic affiliate marketing program, partnering with companies and individual influencers who boast large social media followings and proven success in the supplement industry. These affiliates, carefully selected for their credibility and performance, promote BioAdaptives’ products through authentic endorsements, affiliate links, and promo codes. This strategy amplifies brand visibility, drives sales, and builds trust among niche audiences, leveraging the influence of established voices in the health and wellness space to accelerate growth.

Manufacturing

All of the Company’s nutraceutical products are considered dietary supplements or natural foods, and we carefully avoid making health, drug, or disease cure claims that could trigger regulatory compliance issues and affect our ability to market BioAdaptives products. Our active ingredients are all plant, fungi, or algal-based and sourced worldwide from reputable suppliers who employ stringent compliance and sustainable agriculture practices.

BioAdaptives actively investigates new products, techniques, and novel applications of existing products or technology in our research. The Company’s research has focused on investigating all-natural supplement formulations that activate primitive cells, including stem cells and their derivatives, and natural ingredients that encourage stem cell proliferation. In 2022, the Company started a product line utilizing algae and mushrooms.

With regard to medical devices, in April 2024, we purchased the Lungflute™ from the sole US affiliate of the patent holder. We do not expect to develop any direct capability to manufacture medical devices for numerous reasons, including a lack of capital and the fact that the amortized cost of such facilities, if we were to construct or acquire them, is generally far higher compared to the cost of purchasing a finished product. We operate as a Research and Development nutraceutical company.

Employees

As of May 2024, the Company has one full-time executive employee. We retain hourly labor as needed and professional consultants to operate our business. The company’s management expects to use outside consultants, attorneys, and accountants as necessary. The need for additional employees and their availability will be addressed when deciding whether to acquire or participate in specific business opportunities.

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

Our revenues from product sales in the past have not been sufficient to cover our operating expenses, including the expenses associated with our status as a public company, or our research and marketing expenses. We have been reliant on outside financing sources, some of which are dependent on our status as a public company. All of these external sources are subject to general economic and market risks as well as regulatory factors that make future financing uncertain.

The Company will require additional financing to become commercially viable.

The Company’s continued existence is dependent on its ability to implement its business plan, generate sufficient cash flows from operations to support its daily operations, and provide sufficient resources to retire existing liabilities and obligations on a timely basis. Due to uncertainty in our ability to raise adequate capital in the equity securities market, the company faces considerable risks in its business plan and a potential shortfall in funding.

During the period ended December 31, 2024, there is no sales revenue to cover our expenses so that we were reliant on investment funding to continue operations. Our new products are very good and for a variety of reasons, including because we outsource our manufacturing, we are sufficiently nimble to increase production and sales if and when demand requires. However, these products are still in the development stage and will not be on market till first or second quarter of 2025.

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

In the past, a significant portion of our cash needs have been met through issuance of convertible debt securities. The notes generally carry Original Issue Discounts, provide for cash repayments during the first six (6) months after issuance (with a pre-payment penalty), and allow the holder to demand repayment by issuance of shares of common stock at a discount to market price. In function, these convertible notes act as private placements of our securities, with a variable subscription price based on market performance. On those terms, as subscription rather than debt, the rates and conversion amounts have so far been reasonable to us. Moreover, our agreements with these lenders contain representations that 1) there was no public solicitation for the notes, 2) that the note holders are “accredited” investors within the meaning of SEC Regulation D, and 3) that the holders will limit their conversions in a manner to assure they never hold more than 4.99% of the Company’s issued and outstanding shares. We have no assurances that we will be able to continue to borrow funds from these lenders and have been working to develop alternative financing means through more traditional methods.

Since May 2024, the Company has welcome new investment partners in acquiring its preferred D shares. Should future needs arise, the Company intends to raise funds in the equity securities market. The Company believes that its expectations as to its ability to secure additional capital are reasonable. Still, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

The Company’s current business can be capital intensive.

The Company acknowledges that its Plan of Operations may not produce a consistent generation of positive working capital shortly. We are in a consumer-driven market space that requires our development and marketing of attractive products, which is expensive. Although management believes it will be able to successfully execute its business plan, which includes third-party financing and raising capital to meet the Company’s future liquidity needs, there can be no assurances. We anticipate continuous expenditures, some of which may be significant, to conduct research and development activities relating to existing and new products and marketing. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

We currently rely on certain key individuals, and the loss of one of them could adversely affect the Company.

Our success depends to a certain degree upon certain key members of our management. These individuals are a significant factor in our growth and success. The loss of the services of such members of management could have a material adverse effect on our Company. We presently maintain no key-man insurance coverage on any of our officers.

The Company’s success will depend in part on its ability to attract qualified personnel and consultants.

The Company’s success will depend in part upon its ability to attract qualified creative marketing, sales, and development professionals. The inability to do so on favorable terms may harm the Company’s proposed business.

The Company must effectively meet the challenges of managing expanding operations.

The Company’s business plan anticipates that operations will significantly expand during 2025 and beyond. This expansion will require the Company to manage a larger and more complex organization, which could significantly strain our managerial, operational, and financial resources. Management may not succeed with these efforts. Failure to expand efficiently could cause expenses to be greater than anticipated, revenues to grow more slowly than expected, and could otherwise have an adverse effect on the business, financial condition, and results of operations.

Our business could be affected by changes in governmental regulation.

Federal, State, and Local laws and regulations governing food products and nutritional supplements are broad in scope and are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance. In addition, violations of these laws, actual or alleged, could disrupt the Company’s planned business and adversely affect our financial condition and results of operations. In addition, additional or revised Federal, State, and Local laws and regulations may be enacted in the future governing the mining industry. There can be no assurance that the Company will be able to comply with any such laws and regulations. Failure to do so could significantly harm our business, financial condition, and results of operations.

Our business will be subject to other uninsured operating risks, which may adversely affect the Company’s financial condition.

Our planned operations will be subject to risks ordinarily incidental to our business activities. They will depend on internal and third-party production and distribution operations that could result in work stoppages, property damage, or unavailable products for resale. This may be caused by:

Breakdown of equipment.

Labor disputes.

Imposition of new government regulations.

Supply chain failures.

Product contamination.

Unanticipated allergy or other reactions.

Sabotage by operational personnel.

Cost overruns; and

Fire, flood, or other acts of God.

We market products that our customers ingest and run additional risks incumbent on the sales of these consumer goods. Our existing insurance coverage would almost certainly be inadequate to deal with any mass tort claim, and the ability of our suppliers to indemnify us is uncertain. Additionally, our contract suppliers rely on source materials imported from China and other countries. Hence, we are subject to risks associated with interruptions or pricing increases due to political and other reasons.

We will likely face significant competition.

The nutraceutical industry is highly competitive, with numerous companies offering products that claim similar properties to ours. Some of these competitors are better capitalized, with the financial ability to effectively manage product development and marketing at levels we have not yet attained. While we believe our whole plant, fungi, and algal-based products have unique benefits that should lead to commercial success, BioAdaptive’s ability to effectively compete could be hindered by a lack of funds, poor positioning, management error, and other factors. The inability to effectively compete could adversely affect our business, financial condition, and results of operations.

RISKS RELATED TO OUR PUBLIC COMPANY STATUS AND OUR COMMON STOCK

Our internal controls may be inadequate, which could make our financial reporting unreliable and lead to the dissemination of misinformation to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

We do not have a sufficient number of employees to segregate responsibilities. We may be unable to increase our staff or engage outside consultants or professionals to overcome our lack of employees. During our testing, we may identify other deficiencies that we may not be able to remediate promptly. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have adequate internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes Oxley”). Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are essential to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we must comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. If our revenues do not increase and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business, resulting in our inability to continue as a going concern.

Management and the Board of Directors may be indemnified.

The Articles of Incorporation and Bylaws of BioAdaptives provide for the indemnification of directors and officers at the expense of the respective corporation and limit their liability. This may result in a significant cost to the corporation and hurt the interests of stockholders because corporate resources may be expended for the benefit of directors and officers. The Company has been advised that, in the opinion of the SEC, indemnification for liabilities arising under Federal Securities Laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

The market for the BioAdaptives Shares is minimal and sporadic.

BioAdaptives’ common stock is quoted on the OTC Pink Sheets; trading is limited and sporadic. Trading in stock quoted on the Pink Sheets is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress or exaggerate the market price of BioAdaptives’ common stock for reasons unrelated to operating performance. Moreover, the trading of securities in the Pink Sheets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the New York Stock Exchange. These factors may impact our ability to obtain financing in the future and will undoubtedly impact the value of our common stock for shareholders.

BioAdaptives’ common stock is a penny stock, which is restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements. These restrictions may limit a stockholder’s ability to buy and sell our common stock.

BioAdaptives’ common stock is a penny stock. The SEC has adopted Rule 15g-9, which generally defines “penny stock” as any equity security with a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. These rules cover our common stock, which impose additional sales practice requirements on broker-dealers who sell to people other than established customers and accredited investors. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, BioAdaptives’ common stock.

In addition to the penny stock rules promulgated by the SEC, FINRA (the Financial Industry Regulatory Authority) has adopted rules that require when recommending an investment to a customer a broker- dealer must have reasonable grounds for believing that the investment is suitable for that customer. Before recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy BioAdaptives’ common stock, which may limit investors’ ability to buy and sell our common stock.

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

Boiler room practices involving high-pressure sales tactics and unrealistic price projections by salespersons.

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers and wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

BioAdaptives’ Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect common stockholder voting power and rights upon liquidation.

Our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine preferred stock’s relative rights and preferences. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders of preferred stock the rights to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, before the redemption of our common stock. We have recently established the Series A Preferred Stock. We established the Series A Preferred Stock in 2020 and, subsequently, the Series B and C Preferred Stock; these preferred shares provide holders with enhanced voting and conversion privileges. These privileges may impact the rights and privileges of common stockholders in certain circumstances. A Preferred Series D Stock was also approved by the Board in 2024.

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

As of March 24, 2025, the Company has 9,048,659 outstanding shares of its common stock, all of which were issued pursuant to registration statements and/or exemptions from registration under the Securities Act and applicable State Securities Laws. As of the date of this filing, 4,046,659 are on deposit with CEDE & Co. and are publicly trading or tradeable, and nearly all of the balance is held by purchasers or service providers who obtained shares more than one year ago. All of these “aged” issued and outstanding shares are now available for public sale under Rule 144 under the Securities Act and comparable exemptions under applicable state securities laws. The potential of such sales could adversely affect the market price of BioAdaptives’ common stock. The impact of these sales on the market cannot be reasonably estimated but absent significant positive news regarding our activities shareholders should expect an adverse impact on market price

Conversions of Series A -B-C-D Preferred Stock to common stock and resales could adversely affect the market price of BIOADAPTIVES’ common stock. Preferred stock ownership provides additional voting rights that may affect management.

As of the date of this filing, the company had 1,093,521 shares of its Series A, B, C, and D Preferred Stock issued and outstanding. These shares have enhanced voting and conversion privileges, so the owners can either convert to common shares, which could impact market price, or hold and vote the shares under the circumstances set out in the Certificate of Designation, allowing them increased authority over certain corporate functions.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested-director transactions, conflicts of interest, and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, national securities exchanges, and the NASDAQ Stock Market as a result of Sarbanes-Oxley, require implementing various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities listed on those exchanges or the NASDAQ Stock Market. We have not yet adopted these measures because we are not currently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with voluntary compliance.

We do not currently have independent audit or compensation committees. As a result, directors have the ability, among other things, to determine their level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested-director transactions, conflicts of interest, and similar matters, and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors, and members of board committees required to provide for our effective management due to Sarbanes-Oxley. The enactment of Sarbanes-Oxley has resulted in a series of rules and regulations by the SEC that increase the responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Item 1B - Unresolved Staff Comments

None

Item 2 – Properties

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

Fiscal year ended December 31, 2024	High	Low
Quarter ended December 31, 2024	0.1802	0.015
Quarter ended September 30, 2024	0.0004	0.0002
Quarter ended June 30, 2024	0.0006	0.0002
Quarter ended March 31, 2024	0.0005	0.0002
Fiscal year ended December 31, 2023	0.0005	0.0004
Fiscal year ended December 31, 2022	0.001	0.001

The closing price of our common stock on December 31, 2024 was $0.06

The closing price of our common stock on March 21, 2025 was $0.09

Holders of Record

As of March 21, 2024, 9,048,659 shares of our common stock issued and outstanding were held by approximately 135 stockholders of record, exclusive of shares held in street name. We also had 11,167 shares of Series A preferred stock, 9,667 shares of Series B preferred stock, 1,000,000 shares of Series C preferred stock, and 68,865 shares of Series D preferred stock issued and outstanding.

Transfer Agent

Our stock transfer agent is Madison Stock Transfer LLC, whose address is 2500 Coney Island Ave., Brooklyn, NY 11223. The Securities and Exchange Commission registers Madison as a transfer agent, and it is wholly independent of us, with no common ownership or management.

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

In the event of our liquidation or dissolution, all shares of our common stock are entitled to share equally in our assets available for distribution to stockholders. However, the rights, preferences, and privileges of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of preferred stock that our Board of Directors may decide to issue in the future.

Preferred Stock

Effective March 13, 2025, the Company is authorized to issue up to 31,000,000 shares of preferred stock with a par value of $0.0001 per share.

As of March 21, 2025, the Company has authorized 4,000,000 shares of Series A Preferred Stock, of which 11,167 shares are issued and outstanding; 5,000,000 shares of Series B Preferred Stock, of which 9,667 are issued or outstanding; 1,000,000 Series C Preferred Stock, of which 1,000,000 are issued and outstanding; and 20,000,000 Series D Preferred Stock, of which 68,865 are issued and outstanding.

Dividend Policy

We have never declared or paid cash dividends.  We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future.  Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our directors.  However, to show appreciation to our investing public, the Company did disburse a one-for-one common shares dividend in January 2025.

Share Purchase Warrants

No share purchase warrants were issued during the period.

Options

We have not issued and do not have outstanding any options to purchase shares of our stock.

Convertible Securities

The Company entered into a series of convertible note transactions in 2022 and 2023 with PowerUp Lending Group, Ltd., a New York-based lender and 1800 DIAGONAL LENDING, LLC.  During 2024 these notes were paid by issuance of shares to PowerUp and Diagonal Lending as follows:

1800 Diagonal Lending, LLC
	1/03/24	44,583,333
	1/04/24	31,927,083
	3/26/24	48,500,000
	3/26/24	48,500,000
	3/27/24	37,000,000
	3/28/24	48,500,000
	4/01/24	56,944,444
	4/10/22	20,013,889

From January 1, 2024, to December 31, 2024, 335,968,749 shares of common stock were issued under these agreements. The company has not entered into any new convertible note transaction since the change in management in May 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company and the CEO agreed to annual compensation of $300,000 payable monthly, $25,000. Mr. Keener has opted to take his pay in preferred stock thus far. As of December 31, 2024, 18,062 shares of Preferred Series D stock were allocated to Mr. James Keener, CEO.

Per the Company’s Directors’ agreement during the term of this Agreement, the Company is to pay a Director, if the Company does not otherwise compensate the Director as an officer or employee, common stock in BDPT based upon the floating average of the close of the five trading days prior to the end of the month preceding the issuance. Such an Issuance is to be made within 10 days of the date earned. Shares are to be fully earned and paid for on the day of issuance. Payments to be made according to the following schedule:

June 1, 2024, $20,000.00, July 1, 2024, to December 31, 2024 $5,000.00 monthly. A total of 12,958 shares of Preferred Series D stock were allocated for issuance between June 1, 2024, to December 31, 2024 to Mr Gimhana Dissanayake.

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

On March 31, 2017, the Company filed Form 15-15D with the SEC, terminating its status as an SEC-reporting company; it was current in its Continuous Disclosure obligations at that time.  The Company continued to provide financial and other reports to shareholders and the public by means of the Alternative Reporting System operated by OTC Markets Group, Inc.   Its shares continued to trade in the OTCMarkets, and it also continued to execute its business plan.

On May 10, 2019, the Company filed Form 10-12g with the SEC, re-entering the Continuous Disclosure program and registering its common stock under Section 12(g) of the Securities Exchange Act of 1934.  On August 1, 2019, the SEC staff informed the Company that it had no further comments on this filing.

On September 11, 2019, the Company appointed Robert Ellis as President and Ron Lambrecht as Chief Financial Officer.  Dr. Jacobs remained Chief Executive Officer.

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

On March 18, 2022, the Company filed Form 1-A with the Securities and Exchange Commission covering a plan to sell up to 200,000,000 shares of common stock for prices between .005 and .01 per share. This was amended on October 7 2022 to 250,000,000 shares of common stock at the price of 0.001.

On February 28, 2023, the Board of Directors exercised its authority under the Delaware General Corporation Law to increase the Company’s authorized common stock from 750,000,000 to 1,250,000,000; this holders of a majority of the Company’s shares consented to the increase.

On May 15, 2024, Dr. Edward Jacobs retired from the Company and was succeeded by Mr. James E. Kneer as Chairman and CEO. As of May 27, 2024, Mr. Gimhana Dissanayake joined him as a Director of the Company.

On October 28, 2024, the Board unanimously resolved to proceed with a reverse split of 1 for 300 shares.

On December 3, 2024, the Board approved a One-for-One Stock Dividend to holders of common stock.

The Company’s Business

Overview

BioAdaptives’ core business is investigating, marketing, and distributing natural plant, fungi, and algal-based products and medical devices that improve health and wellness for humans and animals. The company emphasizes weight control, pain relief, antiviral function, and anti-aging properties.

The Company’s current products in development include a weight management supplement in a Human Clinical Trial, Zeranovia™. Zeranovia™ is made of natural ingredients and uses proprietary methods of optimizing the availability of nutrients in foods and beverages. The trials are proceeding positively, with consistent weight loss with minimal side effects. Zeranovia™ empowers users to lose weight while maintaining more lean muscle mass. Based on current results, Zeranovia™ is expected to be introduced commercially in the second quarter of 2025.

Xcellara™ regenerative stem cell activator is in production and is expected to be sold commercially in April 2025. PawPa™ Regen, the canine treat stem cell activator, will be available for delivery in early April 2025 with the first finished product delivered to the warehouse on March 28, 2025.  PawPa™ Regen supports anti-aging, wellness, and overall responsiveness. These formulations are based upon extensive trials on humans, dogs, horses, hogs, and mice. The canine products are all in the form of treats, making delivery and dosing very simple and effective.

At the request of a member of the BioAdaptives Board of Advisors, BioAdaptives developed an advanced nootropic, MyndMed™, it focuses on diverse pathways, delivering acetylcholine (focus), dopamine (mood), GABA (calm), antioxidants (protection), and energy (increased mitochondria) while avoiding tolerance and extending impact. MyndMed™ is designed to improve memory, learning, cognitive enhancement, mood support, neuroprotection, neuroplasticity, and stress resilience. It’s designed for a fast increase of focus and clarity today and long-term benefits for memory and brain health for weeks and months. It works with your biology to improve your mind.

We continue researching and developing new nutraceutical products for humans and animals to solve problems and deliver the best-in-class products. Our products are unique, well-designed, and proven to bring benefits, not just copies of other products.

(3) Results of Operations

The Company has minimal revenues for the years ending December 31, 2024, and December 31, 2023, of $12,669 and $28,565, respectively. On May 21, 2024, Mr. James Keener was elected to be the CEO of BioAdaptives on May 15, 2024. After thoroughly analyzing BioAdaptives’ product line, Keener canceled all dietary supplement products. Keener had been working with his team for over one year on developing meaningful dietary supplements. This resulted in no revenue from May 15, 2024, to the present.

One of the primary products Keener brought to the table was the Weight Management product Zeranovia™. Based on strong relationships with others, Keener was able to obtain an Institutional Review Board (IRB) approval for the product. It is now in Human Clinical Trials, and results show it is ready for market. A strong competitor to GLP-1 and GIP agonists, it has been shown to increase Cholecystokinin (CCK) an important weight loss peptide. Zeranovia™ is expected to be a successful product in 2025, with the first revenue for the new product line coming in during the second quarter.

Three new and proven products will enter the retail market in the second quarter: Xcellara™ (being bottled in Las Vegas now), PawPa™ Regen (the Finished product was recently delivered to our warehouse), MyndMed™ (currently in production), and Zeranovia™. It is expected that they will be manufactured in 12 weeks.

In conjunction with the Company’s business plan, as discussed in Item I of this document, the Company has expended considerable effort and financial resources to implement its business plan.  The Company incurred operating expenses of $429,026, which required cash payments of $254,119, which was principally funded through convertible debt as disclosed in the accompanying financial statement footnotes and advances from shareholders.  The operating expenses were for activities that did not require cash payments, including stock-based compensation and a discount for the amortization of debt.

Earnings (Loss) per share for the respective years ended December 31, 2023, and December 31, 2024, were $0.11 and $0.12, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

We anticipate that future expenditure levels will remain relatively consistent until the Company fully implements its current business plan, at which time the Company’s expenses and working capital requirements may increase significantly. The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company begins meaningful operations.

(4) Plan of Business

Subject to financing and various regulatory approvals, the Company intends to 1) market its existing products as described herein; 2) continue conducting research and investigation activities to identify new products or markets and improve its existing products and marketing; and 3) seek strategic or complimentary acquisitions in its current market space or, if indicated, others.  There is no guarantee that the Company will be able to implement this business plan successfully or that if implemented, said plan will be successful.

(5) Liquidity and Capital Resources

On December 31, 2023 and 2024, the Company had working capital of approximately $88,557 and $261,885, including all related party accounts receivable, accrued expenses, and line-of-credit notes payable.

It is the belief of management that our current finance partners, shareholders, and the proceeds from our sales of Preferred D will be able to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding, and we cannot be assured as to the success of our offering.  Further, the Company is at the mercy of future economic trends and business operations.  Consequently, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s need for working capital may change dramatically due to any future business transaction.

There can be no assurance that the Company will identify or enter into any business transaction in the future. Further, there can be no assurance that the Company would successfully consummate any acquisition on favorable terms or that it will profitably manage the business, product, technology, or company it acquires.

The Company has no current plans, proposals, arrangements, or understandings regarding the sale or issuance of additional securities prior to the location of a potential business transaction. Accordingly, there can be no assurance that sufficient funds will be available to the Company to cover the expenses related to such activities.

Whether the Company’s cash assets prove inadequate to meet its operational needs, the Company might seek to compensate service providers by issuing stock in lieu of cash.

(6) Critical Accounting Policies

Our financial statements and related public financial information are based on applying accounting principles generally accepted in the United States (“GAAP”).  GAAP requires using estimates, assumptions, judgments, and subjective interpretations of accounting principles that impact the assets, liabilities, revenue, and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures, including information regarding contingencies, risk, and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made while preparing our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements.  While all these significant accounting policies impact on our financial condition and results of operations, we view sure of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position, or liquidity for the periods presented in this report.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 8 - Financial Statements and Supplementary Data

BIOADAPTIVES, INC

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

BIOADAPTIVES, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioAdaptives, Inc (the ‘Company’) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity/ (deficit) and cash flows for each of the two years in the period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(9,168,906), net loss of $(904,761) These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 3 to the consolidated financial statements, the Company has significant operating losses and a working capital deficiency. The ability of the Company to continue as a going concern is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

■	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
■

We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,

■	We assessed the possibility of raising additional debt or credit,
■	We evaluated the completeness and accuracy of disclosures in the consolidated financial statements.

/S/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

April 15, 2025

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS
Current Assets:
Cash	$137,470	$60,776
Inventory	19,115	15,281
Security deposit	2,500	2,500
Prepaid expense	100,000	10,000
Other receivable	2,800	-
Total Current Assets	261,885	88,557

License and patent, net	-	15,441
TOTAL ASSETS	$261,885	$103,998

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	179,428	443,579
Derivative liabilities	1,053,249	977,872
Convertible notes - net of discount of $0 and $52,592	311,000	321,658
Notes Payable	32,096	-
Note payable - related party		7,520
Stock Payable	150,000	-
Total Current Liabilities	1,725,803	1,750,629

Total Liabilities	1,725,803	1,750,629

Stockholders’ Deficit:
Preferred stock, ($0.0001 par value, 10,000,000 shares authorized;
Series A Preferred Stock 4,000,000 shares designated; 11,167 and 9,500 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1	1
Series B Preferred Stock 5,000,000 shares designated; 9,667 and 7,500 share issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1	1
Series C Preferred Stock 1,000,000 shares designated; 1,000,000 and 0 share issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	100	-
Series D Preferred Stock 20,000,000 shares designated; 72,687 and 0 share issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	7	-
Common stock ($0.0001 par value, 1,250,000,000 shares authorized; 8,215,426 and 5,971,728 shares issued and outstanding as of December 31, 2024 and December 31, 2023, and 66 issuable, respectively)	821	597
Additional paid-in capital	7,704,343	6,616,915
Subscription receivable	(5,885)	-
Accumulated deficit	(9,163,306)	(8,264,145)
Total Stockholders’ Deficit	(1,463,918)	(1,646,631)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$261,885	$103,998

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended
	December 31,
	2024	2023

Revenues	$12,669	$28,565
Cost of revenue	8,639	17,746
Gross Profit	4,030	10,819

Operating Expenses
General and administrative	335,306	101,478
Professional fees	169,523	110,088
Impairment of inventory	81,350	-
Amortization and impairment loss of license and patent	19,941	28,174
Total Operating Expenses	606,120	239,740

Loss from operations	(602,090)	(228,921)

Other Income (Expense)
Other income	4,950	-
Unrealized loss on marketable securities	-	(42)
Interest expense	(91,978)	(162,891)
Change in fair value of derivative liabilities	(210,043)	(307,412)
Loss on settlement of debt	-	(13,200)
Total Other Income (Expense)	(297,071)	(483,545)

Loss before income taxes	(904,761)	(712,466)

Net Loss	$(899,161)	$(712,466)

Net Loss Per Common Share:
Basic and Diluted	$(0.11)	$(0.12)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	8,215,426	5,971,728

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

											Additional
	Series A Preferred stock		Series B Preferred stock		Series C Preferred stock		Series D Preferred stock		Common stock		paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	receivable	Deficit	Total

Balance, December 31, 2022	5,333	$1	-	$-	-	$-	-	$-	1,683,704	$168	$6,100,009	$-	$(7,551,679)	$(1,451,501)
												-
Series A preferred stock issued for license fee	4,167	-	-	-	-	-	-	-	-	-	22,625	-	-	22,625
Series B preferred stock issued for license fee	-	-	5,000	1	-	-	-	-	-	-	17,999	-	-	18,000
Series B preferred stock issued for settlement of debt - related party	-	-	2,500	-	-	-	-	-	-	-	16,500	-	-	16,500
Common stock issued for cash	-	-	-	-	-	-	-	-	1,333,328	133	177,967	-	-	178,100
Common stock issued for conversion of debt	-	-	-	-	-	-	-	-	2,954,696	296	281,815	-	-	282,111
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(712,466)	(712,466)

Balance, December 31, 2023	9,500	$1	7,500	$1	-	$-	-	$-	5,971,728	$597	$6,616,915	$-	$(8,264,145)	$(1,646,631)

Series A preferred stock issued for license fee	1,667	-	-	-	-	-	-	-	-	-	1,500	-	-	1,500
Series B preferred stock issued for license fee	-	-	1,667	-	-	-	-	-	-	-	3,000	-	-	3,000
Series B preferred stock issued for settlement of debt - related party	-	-	500	-	-	-	-	-	-	-	1,500	-	-	1,500
Series C preferred stock issued for purchase of inventory	-	-	-	-	1,000,000	100	-	-	-	-	59,900	-	-	60,000
Series D preferred stock issued for conversion of common stock	-	-	-	-	-	-	50,000	5	-	-	299,995	(5885)	-	294,115
Series D preferred stock issued for compensation	-	-	-	-	-	-	22,687	2	-	-	208,869	-	-	208,871
Common stock issued for conversion of debt	-	-	-	-	-	-	-	-	2,239,794	225	202,419	(5,885)	-	202,643
Reverse split adjustment Debt Forgiveness	--	--	--	--	--	--	--	--	04	-	310,245	-	-	310245
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(899,161)	(899,161)

Balance, December 31, 2024	11,167	$1	9,667	$1	1,000,000	$100	72,687	$7	8,215,426	$8,221	$7,704,343	$(5,885)	$(9,163,306)	$(1,463,918)

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(899,161)		$(712,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	210,043		307,412
Impairment of patent	18,000		-
Impairment of inventory	81,350		-
Amortization of license and patent	1,941		28,174
Amortization of debt discount	52,592		119,555
Management Compensation	208,871		-
Loss on settlement of debt	-		13,200
Unrealized (gain) loss on investments in marketable securities	-		42
Changes in operating assets and liabilities:
Inventory	(25,184)		(6,404)
Security deposit	-		(2,500)
Prepaid expense and other current assets	57,200		(10,000)
Accounts payable and accrued liabilities	44,831		39,684
Due to related party	-		(470)
Net Cash Used in Operating Activities	(249,517)		(223,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance for common stock	-		178,100
Proceed from related party	-		51,044
Repayment to related party	-		(50,000)
Proceeds from notes payable	32,096		-
Proceeds from convertible notes	-		80,000
Proceeds from issuance for preferred stock	294,115		-
Net Cash Provided by Financing Activities	326,211		259,144

Net change in cash	76,694		35,371
Cash at beginning of period	60,776		25,405
Cash at end of period	$137,470		$60,776

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-		$-
Cash paid for interest	$-		$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability recognized as debt discount	$-		$150,000
Issuance of common stock for conversion of debt	$202,643		$282,111
Issuance of Series A preferred stock for license fee	$1,500		$22,625
Issuance of Series B preferred stock for license fee	$3,000		$18,000
Issuance of Series B preferred stock for settlement of debt - related party	$1,500		$16,500
Issuance of Series C preferred stock for purchase of inventory	$60,000		$-
Stock payable for consulting service	$150,000		$-
Debt Forgiveness	$310,245	$

The accompanying notes are an integral part of these consolidated financial statements.

BIOADAPTIVES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND HISTORY

Description of business

BioAdaptives, Inc. (“BioAdaptives” or the “Company”) was incorporated in Delaware on April 19, 2013, under the name Apex 8, Inc. Shortly afterwards, the Company’s control person sold his interest; new owners appointed management and changed its name to BioAdaptives, Inc. BioAdaptives’ core business is to investigate, market and distribute natural plant, fungi, and algal based products and medical devices that improve health and wellness for humans and animals, with an emphasis on pain relief, anti-viral function, and anti-aging properties.

The Company’s corporate office is located at 2620 Regatta Drive, Suite 102, Las Vegas, NV 89128.

Reverse stock split

On November 20, 2024, the Company, filed with the Secretary of State of the State of Nevada, a Certificate of Change, pursuant to Nevada Revised Statutes 78.209, to effect a one-for-three hundred (1-for-300) reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding Common Stock, par value $0.001 per share. The Reverse Stock Split was effective as of November 21, 2024. This reverse stock split affected the voting rate and conversion rate of Preferred Stock except for Series C Preferred Stock.

All share and per share information in these financial statements retroactively reflect this reverse stock split.

Stock Dividend

On December 2, 2024, the Company approved the issuance of stock dividends. Each Common Stockholder received one (1) additional share of Common Stock for each share owned. The Company account for this stock dividend as forward stock split

All share and per share information in these financial statements retroactively reflect this stock dividend.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high-credit-quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. As of December 31, 2024, and 2023, the Company had $261,885 and $88,557 cash equivalents, respectively.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily and past due balances and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2024 and 2023, the Company did not record bad debt expense.

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

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As of December 31, 2024 and 2023, the Company had finished goods of $19,115 and $15,281, respectively, and determined that no reserve was required.

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

The following table summarizes fair value measurements by level as of December 31, 2024 and 2023, measured at fair value on a recurring basis:

	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$-	$-	$-	$-

Liabilities
Derivative liabilities	$1,053,249	$-	$-	$1,053,249

	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$-	$-	$-	$-

Liabilities
Derivative liabilities	$977,872	$-	$-	$977,872

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

For the years ended December 31, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31,	December 31,
	2024	2023
	(Shares)	(Shares)
Series A Preferred Stock	55,833	47,500
Series B Preferred Stock	96,667	75,000
Series C Preferred Stock	100,000,000	-
Series D Preferred Stock	4,792,339	-
Convertible notes	6,185,001	2,873,921
Total	111,129,840	2,996,421

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $9,163,306 as of December 31, 2024. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Obtaining additional financing, successful development of the Company’s contemplated plan of operations, and the transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. PREPAID EXPENSE

In November 2024, the Company entered into a consulting agreement with six months term. The Company shall pay $150,000 as a one-time compensation for consulting services upon execution of the agreement. Additionally, the Company will pay consulting fee of $5,000 per month. During the year ended December 31, 2024, the Company recorded consulting expense of $55,000.

As of December 31, 2024 and 2023, the Company recorded prepaid expense of $100,000 and $10,000 as prepaid profession fee, and stock payable of $150,000 for one-time compensation and $0, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities aa of December 31, 2024 and 2023 consists of the following:

	December 31,	December 31,
	2024	2023
Accounts payable	$5,999	$3,283
Accrued salary for a former chief financial office	-	300,000
Accrued interest	172,438	139,277
Accrued liabilities	1,021	1,019
	$179,458	$443,579

6. CONVERTIBLE NOTES

Convertible notes as of December 31, 2024 and 2023 consist of the following:

	December 31,	December 31,
	2024	2023
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - issued fiscal year 2023	-	63,250
Total convertible notes payable	311,000	374,250

Less: Unamortized debt discount	-	(52,592)
Total convertible notes	311,000	321,658

Less: current portion of convertible notes	311,000	321,658
Long-term convertible notes	$-	$-

For the years ended December 31, 2024 and 2023, the interest expense on convertible notes was $38,278 and $43,062, respectively. As of December 31, 2024 and 2023, the accrued interest was $171,507 and $137,955, respectively.

The Company recognized amortization expense related to the debt discount of $52,592 and $119,555 for the years ended December 31, 2024 and 2023, respectively, which is included in interest expense in the statements of operation.

Conversion

During the year ended December 31, 2024, the Company converted notes with principal amounts of $63,250 and accrued interest of $4,726 into 2,239,792 shares of common stock. The corresponding derivative liability at the date of conversion of $134,666 was credited to additional paid in capital.

During the year ended December 31, 2023, the Company converted notes with principal amounts of $109,690 and accrued interest of $6,026 into 1,477,352 shares of common stock. The corresponding derivative liability at the date of conversion of $166,396 was credited to additional paid in capital.

Convertible Notes – Issued during the year ended December 31, 2018

During the year ended December 31, 2018, the Company issued a total principal amount of $426,000 in convertible notes for cash proceeds of $426,000. The convertible notes were also provided with a total of 713 common shares valued at $22,210. The terms of these convertible notes are summarized as follows:

•	Term two years;

•	Annual interest rates 12%;

•	Convertible at the option of the holders at any time

•	Conversion prices are based on 50% discount to market value for the common stock based on a 4-week weekly average of the closing price.

Convertible Notes - Issued during the year ended December 31, 2023

During the year ended December 31, 2023, the Company issued a total principal amount of $94,500 in convertible notes for cash proceeds of $80,000. The convertible notes were also provided with a total of 1,477,352 common shares valued at $282,111. The terms of convertible notes are summarized as follows:

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the years ended December 31, 2024 and 2023, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Years ended	Year ended
	December 31,	December 31,
	2024	2023
Expected term	0.22- 0.46 years	0.18- 1.00 years
Expected average volatility	231% - 294%	141% - 288%
Expected dividend yield	-	-
Risk-free interest rate	5.25% - 5.48%	4.76% - 5.53%

The following table summarizes the changes in the derivative liabilities during the years ended December 31, 2024 and 2023.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2022	$686,856

Addition of new derivatives recognized as debt discounts	150,000
Addition of new derivatives recognized as loss on derivatives	578,213
Settled on issuance of common stock	(166,396)
(Gain) loss on change in fair value of the derivative	(270,801)
Balance - December 31, 2023	$977,872

Settled on issuance of common stock	(134,666)
(Gain) loss on change in fair value of the derivative	210,043
Balance - December 31, 2024	$1,053,249

The aggregate (gain) loss on derivatives during the years ended December 31, 2024 and 2023 was as follows.

	Years ended
	December 31,
	2024	2023
Day one loss due to derivative liabilities on convertible notes	$-	$578,213
(Gain) loss on change in fair value of the derivative liabilities	210,043	(586,857)
	$210,043	$(8,644)

8. STOCKHOLDERS’ EQUITY

Preferred Stock

On March 13, 2025, the increase in number of preferred shares from 10,000,000 to 31,000,000 having the par value of 0.0001 per share was authorized by written consent of the holders of a majority of our outstanding voting stock.

On January 24, 2022, the Board of Directors of the Company’s, approved for an increase in the number of authorized shares of the Company’s preferred stock from 2,500,000 shares to 5,000,000 shares.

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock, of which 4,000,000 have been designated as Series A Preferred Stock, 5,000,000 have been designated as Series B Preferred Stock, 1,000,000 have been designated as Series C Preferred Stock and 4,000,000 have been designated as Series D Preferred Stock.

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

During the year ended December 31, 2024, the Company issued 500,000 shares of Series A Preferred Stock valued at $1,500 for license fee.

There are 11,167 and 2,850,000 shares of Series A shares issued as of December 31, 2024 and 2023, respectively.

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

The Company may use the Series B Preferred Stock for purpose of asset acquisition or in satisfaction of recognized debt; they are not otherwise available for sale. The Series B Preferred Stock have enhanced voting privileges (10:1); the collective right to appoint elect one director, at the Holders’ option; and conversion-to-common rights at a 10:1 ratio.

During the year ended December 31, 2024, the Company issued 1,667 shares of Series B Preferred Stock valued at $3,000 for license fee.

During the year ended December 31, 2024, the Company issued 500 shares of Series B Preferred Stock valued at $1,500 for settlement of note payable – related party and interest of $860 and $640, respectively.

As of December 31, 2024 and 2023, 9,667 and 7,500 shares of Series B Preferred Stock are issued and outstanding, respectively.

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

During the year ended December 31, 2024, the Company issued 1,000,000 shares of Series C Preferred Stock valued at $60,000 for purchase of inventory.

As of December 31, 2024 and December 31, 2023, 1,000,000 shares and 0 shares of Series C Preferred Stock are issued and outstanding, respectively.

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

During the year ended December 31, 2024, the Company issued 16,667 shares of Series D Preferred Stock for cash valued at $100,000 to Gimhana Dissanayake and John Keener.

During the year ended December 31, 2024, the Company issued 33,333 shares of Series D Preferred Stock for cash valued at $200,000 to Mary Wilkins. The Company received $194,115, $19,115 of which is related to inventory purchased from a vendor paid on behalf of the Company. The remaining $5,885 is classified as subscription receivable as of December 31, 2024.

During the year ended December 31, 2024, the Company issued 22,687 shares of Series D Preferred Stock for compensation of James Keener and Gimhana Dissanayake valued at $208,871.

As of December 31, 2024 and 2023, 72,687 and 0 shares of Series D Preferred Stock are issued and outstanding, respectively.

Common Stock

On March 7, 2023, the Company amended its articles of incorporation to increase its authorized common shares from 750,000,000 to 1,250,000,000; this increase will be effective March 27, 2023.

As of December 31, 2024 and 2023, there were 4,107,680 and 5,971,728 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of December 31, 2024 and 2023, there were 66 shares of the Company’s common stock issuable

Fiscal year 2024

During the year ended December 31, 2024, the Company issued Common shares as follows;

•	2,239,794 shares of common stock valued at $202,643 for conversion of debt.
•	Reverse stock split adjustment of 3,904.

Fiscal year 2023

During the year ended December 31, 2023, the Company issued Common shares as follows;

•	2,954,696 shares of common stock valued at $282,112 for conversion of debt.
•	1,333,328 shares of common stock at $0.001 per share, net of offering cost of $21,900.

9. RELATED PARTY TRANSACTIONS

Notes payable – related party

During the year ended December 31, 2024 and 2023, the Company repaid notes payable to a related party of $860 and $0 and recognized interest of $177 and $273, respectively.

During the year ended December 31. 2024, notes payable to a related party of $4283 and accrued interest of $856 were forgiven.

As of December 31, 2024 and 2023, the Company recorded notes payable - related party of $4,283 and $5,144 and accrued interest of $856 and $1,320, respectively. The note is a 4% interest bearing promissory note that the term is 1 year.

Due to related party

During the year ended December 31, 2024, accounts payable of $2,729 was paid by a related party and due to related party of $5106 was forgiven

As of December 31, 2024, and 2023, the Company owed Dr. Edward E. Jacobs, M.D.,$0.0 and $2,377 respectively

Employee agreements

In May 2024, the Company entered into an employment agreement as our chief executive officer. The Company agrees to pay a salary of $300,000 per annum.  During the year ended December 31, 2024, the Company recorded payroll expense of $158,871 and the Company issued 18,062 shares of Series D Preferred Stock for payroll.

In May 2024, the Company entered into an employment agreement as our director with a one-year term. The Company agrees to pay a salary of $5,000 per month.  During the year ended December 31, 2024, the Company recorded payroll expense of $50,000 and the Company issued 4,625 shares of Series D Preferred Stock for payroll.

License and patent

As of December 31, 2024 and 2023, License and patent consist of the following:

	December 31,	December 31,
	2024	2023
License	$24,500	$20,000
Patent	-	5,429
	24,500	25,429
Accumulated amortization	(24,500)	(9,988)
	$-	$15,441

The term of licenses is a range from 1 to 3 years for certain products. The Company agrees to pay a royalty on sales of the Products during the term of licensee’s equivalent to 2 – 5% of gross product sales amounts (“GPSA”). Such royalty shall be payable only after the Licensor attains a GPSA of $20,000 to $30,000 in any calendar month and shall be payable on the entire GPSA for such period.

For the year ended December 31, 2024 and 2023, the Company recorded amortization expense of $1,941 and $28,174 and impairment loss $18,000 and $0, respectively.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	December 31,	December 31,
	2024	2023
Net operating loss	$(133,670)	$(59,955)
Valuation allowance	133,670	59,955
Income tax expense per books	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2024	2023
NOL Carryover	$718,837	$585,167
Valuation allowance	(718,837)	(585,167)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of the United States of America, net operating loss carry forwards of approximately $3,423,000 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited to use in future years.

11. COMMITMENTS AND CONTINGENCIES

Short-term Leases

The Company has not entered into any long-term leases, contracts, or commitments. In November 2023, the Company leased an office for a month-to-month term. As of December 31, 2024, the Company incurred rent expense of $2,132. The Company recorded a security deposit of $2,500 as of December 31, 2024, and 2023.

12. SUBSEQUENT EVENTS

On January 31, 2025, the Company issued 500,000 warrants to Mark Frissora, a member of the Board of Directors, to purchase 500,000 shares of common stock at an exercise price of $10.00 per share. The warrants become exercisable on January 31, 2028, and expire on January 31, 2035, if not exercised. The issuance was made as part of an equity incentive plan. The fair value of the warrants will be recognized as stock-based compensation expense over the vesting period in accordance with ASC 718.

On January 23, 2025, the dividend shares were issued to all common stockholders.

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2024 and January 2025.

Name	Age	Principal Positions with Us

James E. Keener	54	Chairman & Chief Executive Officer

Gimhana Dissanayake	52	Director

Mark Frissora	59	Director (as of January 31 2025)

James E Keener, Age 54. Chairman and Chief Executive Officer

James Keener, CEO of BioAdaptives, Inc., is a highly accomplished executive with a diverse and impressive career spanning multiple industries. He has been leading strategic growth initiatives since his appointment in May 2024. His leadership at BioAdaptives emphasizes leveraging the company’s strengths in research-driven nutritional products to enhance health and wellness, focusing on expanding market presence and driving innovation.

Before his role at BioAdaptives, Keener was the CEO of a private investment company. He managed a wide range of businesses, such as retail locations, hotels and hospitality, agriculture, and forestry operations, with domestic and international reach. This role showcased his ability to handle complex, multifaceted asset management and deliver results across diverse sectors.

Earlier in his career, Keener established himself as a renowned turnaround specialist in the air freight industry. As a performance specialist, he focused on revitalizing underperforming contracts across the United States, demonstrating his strategic thinking and ability to optimize business operations in high-pressure environments.

Keener’s professional journey began with a foundation of public service as a firefighter in Stockton, California. This early role reflects his commitment to community and leadership under challenging conditions, qualities that have carried through his subsequent career achievements.

With a proven track record as a marketer, innovator, and turnaround expert, James Keener brings a wealth of experience to every endeavor. He blends operational transformation skills with a strategic focus on growth and profitability. His career trajectory—from firefighter to CEO of a publicly traded company—illustrates his remarkable ability to adapt, lead, and succeed across varied industries.

Gimhana Dissanayake, Age 52, Director

Gimhana Dissanayake,  currently serves as the Vice President of Operations and Sales for North America at The Hertz Corporation (NYSE: HTZ), bringing over two decades of comprehensive experience and a proven track record of strategic growth and operational excellence to BioAdaptives.

With an illustrious career that spanned various leadership roles at Hertz, Gimhana is renowned for his strategic vision and leadership acumen. He has been instrumental in advancing the Hertz, Dollar, and Thrifty brands, significantly enhancing their market presence and competitive edge. As the Senior Director of Strategic Partnerships, he spearheaded initiatives that fostered key alliances and drove substantial growth across 10 revenue verticals in North America. His efforts earned him the nickname’ Founder of Canada’ within Hertz, a testament to his successful expansion of the company’s market share in the region. His strategic prowess is a valuable asset that will undoubtedly benefit BioAdaptives.

Gimhana’s educational background and extensive professional experience make him an invaluable addition to the BioAdaptives board. He holds an undergraduate degree from Oklahoma State University and an MBA from California State University - Sacramento. In addition, he has completed advanced executive education at Cornell University and the Wharton School of Business.

Mark P. Frissora, Age 59,  Director

Mark Frissora, most recently the CEO and President of Caesars Entertainment, has 42 years of business experience across managerial and functional roles. He joined Caesars in 2015 and previously served as Chairman and CEO of Hertz Global Holdings and Tenneco, Inc., leading both Fortune 500 companies through transformative growth.

Frissora has a 20-year track record of creating stakeholder value at highly leveraged companies in private equity and public markets, meeting or exceeding expectations in over 92% of 65 quarters during two significant recessions. He led two companies through successful IPOs and guided Caesars out of bankruptcy to its NASDAQ relisting in 2017. At Tenneco, where he served as Chairman and CEO from 1999 to 2006, shareholder value tripled, revenue rose 39%, and the company earned top industry awards for shareholder returns.

During his tenure at Hertz from 2006 to 2014, shareholders saw a 3.6x return post-IPO, with a special dividend paid after the launch. At Caesars, he drove initiatives that increased EBITDA by $812M (55%) and margins by 930 bps, creating $12.5B in value during its bankruptcy turnaround. Frissora currently chairs Arencibia, an advanced engineering company, and co-founded Goodwrx, a gig economy technology solution. He previously served on the boards of Caesars Entertainment, Aptiv, Walgreens Boots Alliance, FMC Corporation, and NCR Corporation, holding key leadership roles on governance, compensation, and finance committees. Mark holds a B.A. from The Ohio State University and has completed executive programs at Babson College and Thunderbird School of Global Management.

Advisory Board

The Company uses an Advisory Board to assist the officers and directors with regard to specific scientific and administrative matters.  These advisors did not meet during the period ended December 31, 2020, and we did not call on them due to a lack of need.

Name	Age	Principal Positions with Us

Reed Harris	68	Advisor

Reed Harris, the Senior Vice President of Athlete Development and Marketing at the Ultimate Fighting Championship (UFC) in Las Vegas, has a distinguished career spanning over 40 years. He blends expertise in martial arts, business development, and charity work. His life and career reflect a dedication to discipline, growth, and giving back to the community.

Harris works closely with BioAdaptives to introduce new products geared to repair and recover both body and mind after extreme workouts. Reed’s exceptional leadership, business acumen, and dedication to athlete development and community service align perfectly with our mission to deliver innovative health and wellness solutions. His deep experience building and managing successful organizations and his passion for helping others makes him an invaluable asset to BioAdaptives as we expand our reach and impact.

Term of Office

Our Directors are appointed for a one-year term but will hold office until the next annual general meeting of our shareholders or until removed from office by our bylaws. Our board of directors appoints our officers and holds office until removed by the board.

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

Financial Expert

The Company does not have a designated “financial expert” on the Board of Directors.  We believe that the cost of obtaining and retaining an independent director who can also serve as our financial expert is prohibitive.

Information Concerning Non-Director Executive Officers

 Mr. James E Keener has an employment contract with the Company, under which he is compensated with cash or stock as he elects.

Code of Ethics

As of December 31, 2024, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors.  Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, including their own, and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with any of our officers or directors.

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

Item 11. Executive Compensation

We have employment agreements with our Chief Executive Officer, who was to be compensated by cash or stock grants.

The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

Director Compensation

Our directors’ compensation is wholly derived from their Director’s agreement as set out above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2024, regarding the number of shares of Common Stock beneficially owned by (i) each person or entity known to us to own more than five percent of our Common Stock; (ii) each of our Named Executive Officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. The percentages are based on             total outstanding Shares as of December 31, 2024.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

As of December 31, 2024

Title of class	Name of beneficial owner	Amount of beneficial ownership	Percent of class
Series C	James E Keener	1,000,000 shares	100%
Series D	James E Keener	18,062 shares	24.8%
	Chairman & Chief Executive Officer
Series D	Gimhana Dissanayake	12,958 shares	17.8%
	Director

All Officers and Directors as a Group (2 persons)

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

September 2018,

Subsequent to the establishment of the Series A-B-C-D Preferred Stock, the enhanced voting privileges provided to the Series A-B-C-D Preferred Stockholders will provide them with sufficient voting authority to exercise control over the Company’s corporate functions.  Currently, the control voting privileges are held with the Preferred Series C voting rights owned by James E. Keener.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Transactions

Independence Transactions with Related Persons

Azuna Health

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

Item 14 - Principal Accountant Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements:

	Audit Services	Audit Related Fees	Tax Fees	Other Fees
Year Ended December 31, 2024	$53,575.00	$20,858.00	$0	$0
Year Ended December 31, 2023	$33,000.00	$20,456.5	$0	$0

Item 15 - Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation (with amendments)

10.1	James E Keener Employment Agreement

10.2	Director’s Agreement

31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002

32.1	Section 906 Certification under Sarbanes Oxley Act of 2002

Item 16 - Form 10-K Summary

None

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2023.

BioAdaptives, Inc.

/s/ James E. Keener
James E. Keener
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BioAdaptives, Inc.

/s/James E. Keener
Chief Financial Officer (Principal Financial Officer)
April 15, 2025

