Form 10-Q
period 2025-03-31
BIOADAPTIVES, INC.
filed 2025-05-13
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

Commission File Number 000-54949

BioAdaptives Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-2592228
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2620 Regatta Drive, Suite 102, Las Vegas, NV	89128
(Address of principal executive offices)	(Address of principal executive offices)

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

9,048,659 common shares issued and outstanding as of May 2, 2025

Form 10-Q

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2025	2024
		(Audited)
ASSETS
Current Assets:
Cash	$39,564	$137,470
Inventory	40,584	19,115
Security deposit	2,500	2,500
Prepaid expense	25,000	100,000
Other receivable	2,800	2,800
Total Current Assets	110,448	261,885

TOTAL ASSETS	$110,448	$261,885

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	196,816	179,458
Derivative liabilities	991,590	1,053,249
Convertible notes	311,000	311,000
Notes Payable	32,096	32,096
Stock Payable	150,000	150,000
Total Current Liabilities	1,681,502	1,725,803

Total Liabilities	1,681,502	1,725,803

Stockholders' Deficit:
Preferred stock, ($0.0001 par value, 10,000,000 shares authorized;
Series A Preferred Stock 4,000,000 shares designated; 11,167 issued and outstanding as of March 31, 2025 and December 31, 2024	1	1
Series B Preferred Stock 5,000,000 shares designated; 9,667 share issued and outstanding as of March 31, 2025 and December 31, 2024	1	1
Series C Preferred Stock 1,000,000 shares designated; 1,000,000 share issued and outstanding as of March 31, 2025 and December 31, 2024	100	100
Series D Preferred Stock 20,000,000 shares designated; 74,862 and 72,687 share issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	7	7
Common stock ($0.0001 par value, 1,250,000,000 shares authorized; 9,048,659 and 8,215,426 shares issued and outstanding as of March 31, 2025 and December 31, 2024, and 66 issuable, respectively)	904	821
Additional paid-in capital	7,794,260	7,704,343
Subscription receivable	(5,885)	(5,885)
Accumulated deficit	(9,360,442)	(9,163,306)
Total Stockholders' Deficit	(1,571,054)	(1,463,918)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$110,448	$261,885

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended
	March 31,
	2025	2024

Revenues	$-	$11,994
Cost of revenue	-	8,393
Gross Profit	-	3,601

Operating Expenses
General and administrative	143,383	31,672
Professional fees	105,765	19,820
Amortization and impairment loss of license and patent	-	1,941
Total Operating Expenses	249,148	53,433

Loss from operations	(249,148)	(49,832)

Other Income (Expense)
Interest expense	(9,647)	(54,615)
Change in fair value of derivative liabilities	61,659	(202,260)
Total Other Income (Expense)	52,012	(256,875)

Loss before income taxes	(197,136)	(306,707)

Net Loss	$(197,136)	$(306,707)

Net Loss Per Common Share:
Basic and Diluted	$(0.02)	$(0.04)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	9,048,725	7,698,466

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series A		Series B		Series C		Series D				Additional
	Preferred stock		Preferred stock		Preferred stock		Preferred stock		Common stock		paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	receivable	Deficit	Total

Balance, December 31, 2024	11,167	$1	9,667	$1	1,000,000	$100	72,687	$7	8,215,426	$821	$7,704,343	$(5,885)	$(9,163,306)	$(1,463,918)

Common stock issued for conversion of Series D preferred stock	-	-	-	-	-	-	(8,333)	(1)	833,300	83	(82)	-	-	-
Series D preferred stock issued for compensation	-	-	-	-	-	-	10,508	1	-	-	89,999	-	-	90,000
Reverse split adjustment	-	-	-	-	-	-	-	-	(1)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(197,136)	(197,136)
Balance, March 31, 2025	11,167	$1	9,667	$1	1,000,000	$100	74,862	$7	9,048,725	$904	$7,794,260	$(5,885)	$(9,360,442)	$(1,571,054)

	Series A		Series B		Series C		Series D				Additional
	Preferred stock		Preferred stock		Preferred stock		Preferred stock		Common stock		paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	receivable	Deficit	Total

Balance, December 31, 2023	9,500	$1	7,500	$1	-	$-	-	$-	5,971,728	$597	$6,616,915	$-	$(8,264,145)	$(1,646,631)

Series A preferred stock issued for license fee	1,667	-	-	-	-	-	-	-	-	-	1,500	-	-	1,500
Series B preferred stock issued for license fee	-	-	1,667	-	-	-	-	-	-	-	3,000	-	-	3,000
Series B preferred stock issued for settlement of debt	-	-	500	-	-	-	-	-	-	-	1,500	-	-	1,500
Common stock issued for conversion of debt	-	-	-	-	-	-	-	-	863,368	86	149,369	-	-	149,455
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(306,707)	(306,707)
Balance, March 31, 2024	11,167	$1	9,667	$1	-	$-	-	$-	6,835,096	$683	$6,772,284	$-	$(8,570,852)	$(1,797,883)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Three months ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(197,136)	$(306,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(61,659)	202,260
Amortization of license and patent	-	1,941
Amortization of debt discount	-	44,205
Management compensation	90,000	-
Amortization of prepaid expense	75,000	-
Accrual of consulting fees	5,000	-
Changes in operating assets and liabilities:
Inventory	(21,469)	(3,291)
Prepaid expense and other current assets	-	10,000
Accounts payable and accrued liabilities	12,358	10,411
Net Cash Used in Operating Activities	(97,906)	(41,181)

Net change in cash	(97,906)	(41,181)
Cash at beginning of period	137,470	60,776
Cash at end of period	$39,564	$19,595

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$-	$149,455
Issuance of Series A preferred stock for license fee	$-	$1,500
Issuance of Series B preferred stock for license fee	$-	$3,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

.

BIOADAPTIVES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

The Company’s corporate office is located at 2620 Regatta Drive, Suite 102, Las Vegas, NV 89128.

2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim period presented, have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10K filed with SEC on April 15, 2025, have been omitted.

Segment Information

Our Chief Executive Officer (“CEO”) is the chief operating decision maker who reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we determined we operate in a single reporting segment.

Our CEO assesses performance and decides how to allocate resources primarily based on consolidated net income, which is reported on our Consolidated Statements of Operations. Total assets on the Consolidated Balance Sheets represent our segment assets.

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

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As of March 31, 2025 and December 31, 2024, the Company had inventory as follows , and determined that no reserve was required.

	March 31,	December 31,
	2025	2024
Finished goods	$32,513	$-
Raw material	8,071	19,115
	$40,584	$19,115

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

The following table summarizes fair value measurements by level As of March 31, 2025 and December 31, 2024, measured at fair value on a recurring basis:

	Total Carrying Value as of March 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liabilities	$991,590	$-	$-	$991,590

	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liabilities	$1,053,249	$-	$-	$1,053,249

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

For the three months ended March 31, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,	March 31,
	2025	2024
	(Shares)	(Shares)
Series A Preferred Stock	55,833	55,833
Series B Preferred Stock	96,667	96,667
Series C Preferred Stock	100,000,000	-
Series D Preferred Stock	7,486,215	-
Convertible notes	9,925,830	12,063,211
Total	117,564,545	12,215,711

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $9,360,442 as of March 31, 2025. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Obtaining additional financing, successful development of the Company’s contemplated plan of operations, and the transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. PREPAID EXPENSE

In November 2024, the Company entered into a consulting agreement with a six month term. The Company shall pay $150,000 as one-time compensation for our common stock for consulting services upon execution of the agreement. Additionally, the Company will pay consulting fee of $5,000 per month.

As of March 31, 2025 and December 31, 2024, the Company has prepaid expense of $25,000 and $100,000 as prepaid profession fee, and stock payable of $150,000 for one-time compensation and $150,000, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of March 31, 2025 and December 31, 2024, consists of the following:

	March 31,	December 31,
	2025	2024
Accounts payable	$13,709	$5,999
Accrued interest	182,088	172,438
Accrued liabilities	1,019	1,021
	$196,816	$179,458

6. CONVERTIBLE NOTES

Convertible notes as of March 31, 2025 and December 31, 2024 consist of the following:

	March 31,	December 31,
	2025	2024
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Total convertible notes payable	311,000	311,000

Less: current portion of convertible notes	311,000	311,000
Long-term convertible notes	$-	$-

For the three months ended March 31, 2025 and 2024, the interest expense on convertible notes was $9,330 and $10,746, respectively. As of March 31, 2025 and December 31, 2024, the accrued interest was $180,837 and $171,507, respectively.

The Company recognized amortization expense related to the debt discount of $0 and $44,205 for the three months ended March 31, 2025 and 2024, respectively, which is included in interest expense in the statements of operation.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model in good standing and flexible the pricing models in default to calculate the fair value as of March 31, 2025. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. As of March 31, 2025, the all outstanding debts are in default.

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2025.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2024	$1,053,249

Gain on change in fair value of the derivative	(61,659)
Balance - March 31, 2025	$991,590

The aggregate (gain) loss on derivatives during the three months ended March 31, 2025 and 2024 was as follows.

	Three months ended
	March 31,
	2025	2024
Day one loss due to derivative liabilities on convertible notes	$-	$-
(Gain) loss on change in fair value of the derivative liabilities	(61,659)	202,260
	$(61,659)	$202,260

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

During the period ended March 31, 2025, there was no issuance of Series A shares.

As of March 31, 2025 and December 31, 2024, 11,167 shares of Series A Preferred Stock are issued and outstanding.

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

During the period ended March 31, 2025, there was no issuance of Series B shares.

As of March 31, 2025 and December 31, 2024, 9,667 shares of Series B Preferred Stock are issued and outstanding.

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

During the period ended March 31, 2025, there was no issuance of Series C shares.

As of March 31, 2025 and December 31, 2024, 1,000,000 shares of Series C Preferred Stock are issued and outstanding.

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

During the period ended March 31, 2025, the Company issued 10,508 shares of Series D Preferred stock valued at $90,000 for compensation.

During the period ended March 31, 2025, one shareholder converted 8,333 shares of Series D Preferred stock to 833,300 shares of common stock.

As of March 31, 2025 and December 31, 2024, 74,862 and 72,687 shares of Series D Preferred Stock are issued and outstanding, respectively.

Common Stock

On March 7, 2023, the Company amended its articles of incorporation to increase its authorized common shares from 750,000,000 to 1,250,000,000; this increase will be effective March 27, 2023.

As of March 31, 2025 and December 31, 2024, there were 9,048,659 and 4,107,680 shares of the Company’s common stock issued and outstanding, respectively. In addition, As of March 31, 2025 and December 31, 2024, there were 66 shares of the Company’s common stock issuable.

Fiscal year 2025

During the three months ended March 31, 2025, the Company issued 833,330 shares of common stock valued for conversion of Series D Preferred stock.

9. RELATED PARTY TRANSACTIONS

Employee agreements

In May 2024, the Company entered into an employment agreement as our chief executive officer. The Company agrees to pay a salary of $300,000 per annum.  During the period ended March 31, 2025, the Company recorded payroll expense of $75,000 and the Company issued 8,757 shares of Series D Preferred Stock for payroll.

In May 2024, the Company entered into an employment agreement as our director with a one-year term. The Company agrees to pay a salary of $5,000 per month.  During the period ended March 31, 2025, the Company recorded payroll expense of $15,000 and the Company issued 1,751 shares of Series D Preferred Stock for payroll.

10. COMMITMENTS AND CONTINGENCIES

Short-term Leases

The Company has not entered into any long-term leases, contracts, or commitments. In November 2023, the Company leased an office for a month-to-month term. The Company recorded a security deposit of $2,500

11. SUBSEQUENT EVENTS

The Company began selling its PawPa™ Regen™ Dog Treat in April. PawPa™ Regen™ is a veterinarian-recommended regenerative stem cell activator based in clinically proven results with all-natural ingredients that restores vitality, while improving mobility, and agility in aging or injured pets.

The Company is also preparing to launch its human stem cell product Xcellara™. Xcellara™ stimulates the bodies natural regenerative healing processes through increased circulating stem cells. Human clinical trials have shown it to shown to meaningfully increase the bodies natural repair and replacement stem cells and aids in anti-aging, repair and recovery after workouts for elite athletes, weekend warriors, anyone getting older.

The first samples of  the ClearMynd™ MyndMed™ product were tested in April and commercial delivery is expected in the May/June time frame. MyndMed™ provides immediate cognitive enhancement (focus, clarity, motivation), medium-term resilience and memory gains, and long-term neuroprotection and cognitive health, making it a robust solution for anyone seeking to optimize mental performance and brain longevity.

Trials of Zeranovia™ have progressed well and it is projected for commercial release in third quarter. It has shown to be an innovative, natural weight loss supplement that works well on its own or as a complement to GLP-1 and GIP weight loss treatments such as Ozempic, Wegovy, Zepbound, and Mounjaro. It supports weight loss by dramatically suppressing appetite, enhancing insulin sensitivity, preserving muscle mass, and delivering essential nutrients. Zeranovia™ significantly enhances the effectiveness of existing treatments while providing substantial nutritional support to deter muscle wasting during a caloric deficit.

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

1.  OUR BUSINESS

Overview

BioAdaptives' core business is to investigate, market and distribute natural plant and algal-based products and medical devices that improve health and wellness for humans and animals, with an emphasis on weight control, pain relief, anti-viral function, and anti-aging properties. BioAdaptives is reformulating its entire product line and will be bringing out new products in the first and second quarter of 2025.

Effective November 15, 2021, the Company entered into a marketing agreement for an FDA-cleared Class Tl medical device, the Lung FluteTM_ In April 2024, The Company negotiated with the sole owner of the product to assume their existing stock and their rights to all future activities on this item. It intends to actively expand its sales efforts beyond the direct sale effort of its Lung Cleanser to expand to the medical communities, pharmacies, gyms, athletic clubs, and senior communities both in US and Internationally. The Company is also exploring agreements with other medical device manufacturers; the owners of intellectual prope1ty relating to medical devices and processes; and marketing companies associated with these manufacturers and owners.

The Company's current products in development include dietary supplements using natural ingredients and proprietary methods of optimizing the availability of nutrients in foods and beverages. The human products are designed to aid in the control of weight. Empowering the user to lose weight while maintaining more of their lean muscle mass. The initial new product line for humans includes Zeranovia™ for healthy weight loss, Xcellera™ regenerative stem cell activator, Wynovia™ to reduce the loss of lean muscle mass while dieting.

Our animal products expected in first quarter 2025 are dog treats for anti-aging, wellness, and joint repair. These formulations are based upon extensive trials on humans, dogs, horses, hogs, and mice. The canine product are all in the form of treats making delivery and dosing very simple and effective.

Effective February 2, 2022, the Company acquired the exclusive option to purchase U.S. Patent No. 9,783,432B (the "Patent"), covering technology used in enhancing the capability of water to hold significantly larger amounts of oxygen. The Agreement also allows the Company a two-year license to use the technology covered by the Patent, including for further development of oxygenated water products for consumers. The Agreement was more fully discussed in the Company's Form 8-K filed on February 6, 2022. As a result, The Company formed a wholly-owned subsidiary, MORO2, Inc. to study the feasibility of this technology. Unfortunately, after spending two years' effort seeking a co-packer to manufacture a test run of this product, no co-packer could be located. As a result, it declined the option to purchase this technology and returned the unit to the inventor.

The Company signed a dealer's agreement with Pixcelcando out of Europe for their Al Body Composition Analysis technology for US distribution. It is currently carrying out free trial offers to interested parties before its major launching effort in the 2nd and 3rd quarters 2024.

In late March 2025, The Company finished the preparation to launch the Canine Product – PawPa™ Regen™, for selling from April 2025. PawPa™ is a revolutionary new pet wellness brand that leverages predictive data, artificial intelligence, and Embark Vet Services’ extensive database of over 400,000 unique DNA samples to create custom and mass-market solutions tailored to specific conditions or deficiencies as well as overall nutritional support. Backed by science and advanced technology PawPa™’s products not only enhance pet wellness but also set the new standard in pet care. “Regen” dog chew PawPa™’s flagship product is crafted with a blend of advanced nutraceutical compounds and infused with all-natural ingredients, these chews are specially formulated to enhance canine’s quality of life in their golden years. Specific benefits of the “Regen™” chew include: Regenerative Support, Energy & Vitality and Anti-aging Benefits.

The Company  is also in the completion stage of readying its Human product Xcellara™ to launch within the next few weeks. Xcellara™ is BioAdaptives’ regenerative wellness solution, to enhance your performance, accelerate recovery, and revitalize your health. Backed by double-blind placebo-controlled clinical trials, Xcellara™ activates stem cells for cellular regeneration. Derived from a proprietary blend of nutraceutical compounds Xcellara™ is the secret weapon for success on and off the court and provides a myriad of benefits.

The Company’s third Product ClearMynd™ MyndMed™ is finishing its pre-launch phase.  MyndMed™ is designed to optimize multiple neurotransmitter systems and neuroprotective pathways, delivering broad-spectrum cognitive benefits. By synergistically targeting acetylcholine, dopamine, neuroprotection, synaptic growth, and stress reduction, MyndMed™ supports both immediate and sustained improvements in mental performance, resilience, and brain health.

It helps its rapid increase in motivation, sustained attention, and mental clarity, and help in tackling demanding cognitive tasks with greater drive and efficiency.

Zeranovia™ is another product that is about to complete its clinical trial for launching in the second quarter. Zeranovia™ is an innovative, natural weight loss supplement designed to work exceptionally well on its own or as a complement to GLP-1 and GIP weight loss treatments such as Ozempic, Wegovy, Zepbound, and Mounjaro. It supports weight loss by dramatically suppressing appetite, enhancing insulin sensitivity, preserving muscle mass, and delivering essential nutrients. Zeranovia™ significantly enhances the effectiveness of existing treatments while providing substantial nutritional support to deter muscle wasting during a caloric deficit. Throughout the trial, extremely encouraging results are being reported of participants losing 5 to 11 pounds in a 7 to 10 day period.

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

Manufacturing

All of the Company's nutraceutical products are considered dietary supplements or natural foods, and we carefully avoid making health, drug, or disease cure claims that could trigger regulatory compliance issues and affect our ability to market BioAdaptives products. Our active ingredients are all plant, fungi, or algal-based and sourced worldwide from reputable suppliers who employ stringent compliance and sustainable agriculture practices.

BioAdaptives actively investigates new products, techniques, and novel applications of existing products or technology in our research. The Company's research has focused on investigating all-natural supplement formulations that activate primitive cells, including stem cells and their derivatives, and natural ingredients that encourage stem cell proliferation. In 2022, the Company started a product line utilizing algae and mushrooms.

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

Employees

Currently, the Company has one full-time executive employee. We retain hourly labor as needed and professional consultants to operate our business. The company's management expects to use outside consultants, attorneys, and accountants as necessary. The need for additional employees and their availability will be addressed when deciding whether to acquire or participate in specific business opportunities.

2.  LIQUITITY AND CAPITAL RESOURCES:

Liquidity -- Financial Performance –  Three Months Ended March 31, 2025, and 2024

We had a net loss of $197,176 for the three-month period ended March 31 2025, which was $109,571 less than the net loss of $306,707 for the three-month period ended March 31, 2024. The change in our results is mainly due to the Change in operating expenses of fair value of derivative liabilities

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2025, and 2024:

	2025	2024	Changes

Revenue	-	11,994	(11,994)

Cost of Sales	-	8,391	(8,391)

Operation Expenses	249148	53,433	(199,316)

Other income (expenses)	52,012	(256,875)	308,887

Net Income (loss)	(197,136)	(306,707)	109,371

Revenue

All are products are getting ready to launch in 2nd Quarter, hence there is no revenue in this First Quarter

Cost of Sales

There is no cost of sales this Quarter, as no product is being sold during this period

Operation Expenses

Our general, administrative and professional fees are largely attributable to office, rent, advertising, consultants and transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company as well as stock-based compensation for officers, directors and consultants.

Other Income (Expense)

The Company recorded interest expenses of $9,647  and $ 54,615  for the three months ended March 31,, 2025, and 2024. It also show a change in fair value of derivative liabilities of $61,659 and (202,260) for March 31, 2025 and 2024.

Net Loss

As a result of our operating expenses the Company reported a net loss of $ 197,136 and $ 306,707  for the three months ended March 31, 2025, and 2024.

Capital Resources – Balance Sheet and Cash Flows

Our balance sheet as of March 31 2025, reflects current assets of $110,448 , including cash in the amount of $39,564 .

Working Capital (Deficiency)

	March 31, 2025	March 31, 2024,	Change

Current Assets	110,448	40,667	69,781

Current Liabilities	1,681,502	1,856,550	(175,048)

Working Capital (Deficiency)	(1,571,054)	(1,797,883)	(226,829)

Three Months Ended

	March 31
	2025	2024	Change
Cash provided by (used in) Operating Activities	(97,906)	(41,181)	(56,725)
Cash provided by (used in) Financing Activities	0	0	0
Net Increase (Decrease) Change In Cash During Period	39,564	19,595	19.969

Net cash provided (used) by operating activities during the three months ended March 31, 2025, was $97,906 an increase of $56,725  from net cash used of $41,181 in operating activities during the three months ended March 31,  2024.

As of March 31, 2025, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, as well as the sales of our various new product lines, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

On March 31, 2025, we had $39,564 of cash on-hand and an accumulated deficit of $9,360,442, and as noted throughout this report and our financial statements and notes thereto, our independent auditors expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2025. We anticipate to be incurring some losses in the near future, until all the products are launch and  have maximized their sales. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means.

Because our business plan relies on marketing products, our capital requirements are generally limited to general operations, administration, inventories, and development expenses including the costs of continuing as a public company, and our variable costs scale up or down based on our actual sales.  We believe that increasing our marketing expenses will be critical to establishing sales sufficient to cover our expenses and, if possible, generate a profit.  We anticipate using our existing financing operations to do so, which will almost certainly require either the issuance of equity or increases in existing levels of debt or, most likely, both.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2025.  This evaluation was carried out under by our Chief Executive Officer.

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

Based upon that evaluation, including our Chief Executive Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to a material weakness in our internal control over financial reporting, which is described below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2025 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2025,  our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2025: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

BioAdaptives Inc. (Registrant)

Dated: May 13, 2025
/s/ James E. Keener
James E. Keener
Chief Executive Officer

/s/ James E. Keener
James E. Keener
Principal Financial Officer

