Form 10-Q
period 2025-06-30
BIOADAPTIVES, INC.
filed 2025-08-14
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

9,948,659 common shares issued and outstanding as of July 15, 2025

Form 10-Q

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2025	2024

ASSETS
Current Assets:
Cash	$210,582	$137,470
Accounts receivable	59	-
Inventory	39,574	19,115
Security deposit	2,500	2,500
Prepaid expense	-	100,000
Other receivable	2,800	2,800
Total Current Assets	255,515	261,885

Property and equipment, net	17,000	-
TOTAL ASSETS	$272,515	$261,885

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	204,081	179,458
Derivative liabilities	860,636	1,053,249
Convertible notes	311,000	311,000
Notes Payable	32,096	32,096
Stock Payable	-	150,000
Total Current Liabilities	1,407,813	1,725,803

Total Liabilities	1,407,813	1,725,803

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 31,000,000 shares authorized:
Series A Preferred Stock 4,000,000 shares designated: 11,167 issued and outstanding as of June 30, 2025, and December 31, 2024	1	1
Series B Preferred Stock 5,000,000 shares designated; 9,667 shares issued and outstanding as of June 30, 2025, and December 31, 2024	1	1
Series C Preferred Stock 1,000,000 shares designated; 1,000,000 shares issued and outstanding as of June 30, 2025, and December 31, 2024	100	100
Series D Preferred Stock 20,000,000 shares designated; 129,808 and 72,687 share issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	13	7
Common stock ($0.0001 par value, 1,250,000,000 shares authorized; 9,948,659 and 8,215,426 shares issued and outstanding as of June 30, 2025, and December 31, 2024, and 66 issuable, respectively)	994	821
Additional paid-in capital	8,387,834	7,704,343
Subscription receivable	(5,885)	(5,885)
Accumulated deficit	(9,518,356)	(9,163,306)
Total Stockholders’ Deficit	(1,135,298)	(1,463,918)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$272,515	$261,885

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$3,219	$675	$3,219	$12,669
Cost of revenue	2,156	246	2,156	8,639
Gross Profit	1,063	429	1,063	4,030

Operating Expenses
General and administrative	197,892	4,617	341,275	36,289
Professional fees	81,390	49,440	187,155	69,260
Impairment of inventory	-	21,350	-	21,350
Amortization and impairment loss of license and patent	1,000	18,000	1,000	19,941
Total Operating Expenses	280,282	93,407	529,430	146,840

Loss from operations	(279,219)	(92,978)	(528,367)	(142,810)

Other Income (Expense)
Other income	-	4,950	-	4,950
Interest expense	(9,649)	(17,969)	(19,296)	(72,584)
Change in fair value of derivative liabilities	130,954	(77,020)	192,613	(279,280)
Total Other Income (Expense)	121,305	(90,039)	173,317	(346,914)

Loss before income taxes	(157,914)	(183,017)	(355,050)	(489,724)

Net Loss	$(157,914)	$(183,017)	$(355,050)	$(489,724)

Net Loss Per Common Share:
Basic and Diluted	$(0.02)	$(0.06)	$(0.04)	$(0.13)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	9,533,375	2,985,867	8,998,067	3,683,369

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months Ended June 30, 2025

	Series A		Series B		Series C		Series D				Additional
	Preferred stock		Preferred stock		Preferred stock		Preferred stock		Common stock		paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	receivable	Deficit	Total

Balance, December 31, 2024	11,167	$1	9,667	$1	1,000,000	$100	72,687	$7	8,215,426	$821	$7,704,343	$(5,885)	$(9,163,306)	$(1,463,918)

Common stock issued for conversion of Series D preferred stock	-	-	-	-	-	-	(8,333)	(1)	833,300	83	(82)	-	-	-
Series D preferred stock issued for compensation	-	-	-	-	-	-	10,508	1	-	-	89,999	-	-	90,000
Reverse split adjustment	-	-	-	-	-	-	-	-	(1)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(197,136)	(197,136)
Balance, March 31, 2025	11,167	1	9,667	1	1,000,000	100	74,862	7	9,048,725	904	$7,794,260	(5,885)	(9,360,442)	(1,571,054)

Common stock issued for stock payable	-	-	-	-	-	-	-	-	900,000	90	149,910	-	-	150,000
Series D preferred stock issued for compensation	-	-	-	-	-	-	15,080	2	-	-	114,998			115,000
Series D preferred stock issued for cash	-	-	-	-	-	-	39,868	4	-	-	299,996	-	-	300,000
Stock option compensation	-	-	-	-	-	-	-	-	-	-	28,670	-	-	28,670
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(157,914)	(157,914)
Balance, June 30, 2025	11,167	$1	9,667	$1	1,000,000	$100	129,810	$13	9,948,725	$994	$8,387,834	$(5,885)	$(9,518,356)	$(1,135,298)

For the Three and Six Months Ended June 30, 2024

	Series A Preferred		Series B Preferred		Series C Preferred				Additional
	stock		stock		stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2023	9,500	$1	7,500	$1	-	$-	5,971,728	$597	$6,616,915	$(8,264,145)	$(1,646,631)

Series A preferred stock issued for license fee	1,667	-	-	-	-	-	-	-	1,500	-	1,500
Series B preferred stock issued for license fee	-	-	1,667	-	-	-	-	-	3,000	-	3,000
Series B preferred stock issued for settlement of debt	-	-	500	-	-	-	-	-	1,500	-	1,500
Common stock issued for conversion of debt	-	-	-	-	-	-	863,368	86	149,369	-	149,455
Net loss for the period	-	-	-	-	-	-	-	-	-	(306,707)	(306,707)
Balance, March 31, 2024	11,167	$1	9,667	$1	-	$-	6,835,096	$683	$6,772,284	$(8,570,852)	$(1,797,883)

Series C preferred stock issued for purchase of inventory	-	-	-	-	1,000,000	100	-	-	5,900	-	6,000
Common stock issued for conversion of debt	-	-	-	-	-	-	256,528	26	53,162	-	53,188
Net loss for the period	-	-	-	-	-	-	-	-	-	(183,017)	(183,017)
Balance, June 30, 2024	11,167	$1	9,667	$1	1,000,000	$100	7,091,624	$709	$6,831,346	$(8,753,869)	$(1,921,712)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Six months ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(355,050)	$(489,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(192,613)	279,280
Impairment of patent	-	18,000
Impairment of inventory	-	21,350
Amortization of license and patent	-	1,941
Amortization of debt discount	-	52,592
Stock based compensation	233,670	-
Depreciation	1,000	-
Changes in operating assets and liabilities:
Accounts receivable	(59)	-
Inventory	(20,459)	(6,069)
Prepaid expense	100,000	10,000
Accounts payable and accrued liabilities	24,623	19,993
Net Cash Used in Operating Activities	(208,888)	(92,637)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(18,000)	-
Net Cash Used in Investing Activities	(18,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series D Preferred Stock	300,000	-
Proceeds from notes payable	-	32,096
Net Cash Provided by Financing Activities	300,000	32,096

Net change in cash	73,112	(60,541)
Cash at beginning of period	137,470	60,776
Cash at end of period	$210,582	$235

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$-	$202,643
Issuance of common stock for stock payable	$150,000	$-
Issuance of Series A preferred stock for license fee	$-	$1,500
Issuance of Series B preferred stock for license fee	$-	$3,000
Issuance of Series C preferred stock for purchase of inventory	$-	$6,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As of June 30, 2025 and December 31, 2024, the Company had inventory as follows, and determined that no reserve was required.

	June 30	December 31
	2025	2024
Finished goods	$30,604	$-
Raw material	8,970	19,115
	$39,574	$19,115

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

The following table summarizes fair value measurements by level As of June 30, 2025, and December 31, 2024, measured at fair value on a recurring basis:

	Total Carrying Value as of June 30,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liabilities	$860,636	$-	$-	$860,636

	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liabilities	$1,053,249	$-	$-	$1,053,249

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

For the six months ended June 30, 2025, and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	June 30,	June 30,
	2025	2024
	(Shares)	(Shares)
Series A Preferred Stock	55,835	55,835
Series B Preferred Stock	96,670	96,670
Series C Preferred Stock	100,000,000	100,000,000
Series D Preferred Stock	12,981,000	-
Convertible notes	14,367,895	12,370,002
Total	127,501,400	112,522,507

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Currently our assets consist of mobile warehouse which we amortize over a useful life of 3 years.

Maintenance and repairs are charged to expenses as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $9,518,356 as of June 30, 2025. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Obtaining additional financing, successful development of the Company’s contemplated plan of operations, and the transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. PREPAID EXPENSE

In November 2024, the Company entered into a consulting agreement with a six-month term. The Company shall pay $150,000 as one-time compensation for our common stock for consulting services upon execution of the agreement. Additionally, the Company will pay consulting fee of $5,000 per month.

As of June 30, 2025 and December 31, 2024, the Company has prepaid expense of $0 and $100,000 as prepaid profession fee, and stock payable of $0 and $150,000 for one-time compensation, respectively. During the period ended June 30, 2025, the Company issued 900,000 shares of common stock for stock payable.

5. PROPERTY AND EQUIPMENT

At June 30, 2025, and December 31, 2024, property and equipment’s consisted of the following:

	June 30,	December 31,
	2025	2024
Mobile Warehouse	$18,000	$-
Accumulated depreciation	(1,000)	-
Total property and equipment	$17,000	$-

During the period ended June 30, 2025, the Company recorded a depreciation of $1,000.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of June 30, 2025, and December 31, 2024, consists of the following:

	June 30,	December 31,
	2025	2024
Accounts payable	$11,326	$5,999
Accrued interest	191,737	172,438
Accrued liabilities	1,018	1,021
	$204,081	$179,458

7. CONVERTIBLE NOTES

Convertible notes as of June 30, 2025, and December 31, 2024, consist of the following:

	June 30,	December 31,
	2025	2024
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Total convertible notes payable	311,000	311,000

Less: current portion of convertible notes	311,000	311,000
Long-term convertible notes	$-	$-

For the six months ended June 30, 2025, and 2024, the interest expense on convertible notes was $18,660 and $19,618, respectively. As of June 30, 2025, and December 31, 2024, the accrued interest was $190,167 and $171,507, respectively.

The Company recognized amortization expense related to the debt discount of $0 and $52,592 for the six months ended June 30, 2025, and 2024, respectively, which is included in interest expense in the statements of operation.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model in good standing and flexible the pricing models in default to calculate the fair value as of June 30, 2025. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. As of June 30, 2025, the all outstanding debts are in default.

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2025.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2024	$1,053,249

(Gain) loss on change in fair value of the derivative	(192,613)
Balance - June 30, 2025	$860,636

The aggregate (gain) loss on derivatives during the six months ended June 30, 2025, and 2024 was as follows.

	Six months ended
	June 30,
	2025	2024
(Gain) loss on change in fair value of the derivative liabilities	$(192,613)	$279,280

9. STOCKHOLDERS’ EQUITY

Preferred Stock

On March 13, 2025, the increase in number of preferred shares from 10,000,000 to 31,000,000 having the par value of 0.0001 per share was authorized by written consent of the holders of a majority of our outstanding voting stock.

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock, of which 4,000,000 have been designated as Series A Preferred Stock, 5,000,000 have been designated as Series B Preferred Stock, 1,000,000 have been designated as Series C Preferred Stock and 20,000,000 have been designated as Series D Preferred Stock.

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

During the period ended June 30, 2025, there was no issuance of Series A shares.

As of June 30, 2025 and December 31, 2024, 11,167 shares of Series A Preferred Stock are issued and outstanding.

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

During the period ended June 30, 2025, there was no issuance of Series B shares.

As of June 30, 2025 and December 31, 2024, 9,667 shares of Series B Preferred Stock are issued and outstanding.

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

The Company may use the Series C Preferred Stock for the purpose of asset acquisition or in satisfaction of recognized debt; they are not otherwise available for sale. The Series C Preferred Stock have enhanced voting privileges (1000:1); the collective right to appoint elect one director, at the Holders’ option; and conversion-to-common rights at a 100:1 ratio.

During the period ended June 30, 2025, there was no issuance of Series C shares.

As of June 30, 2025, and December 31, 2024, 1,000,000 shares of Series C Preferred Stock are issued and outstanding.

Series D Preferred Stock

On July 2, 2024, the Company established its Series D Preferred Stock, par value $0.0001, by filing a Certificate of Designation with the Delaware Secretary of State. The Company’s board exercised “blank check” authority to establish classes of preferred stock without approval by shareholders under provision of its original Articles of Incorporation and has designated 20,000,000 shares of Series D Preferred Stock.

They may convert the Series D Preferred Stock to Common Stock at a rate of 100 shares of common stock for each share of Series D Preferred Stock. Each Series D Preferred Stock carries the voting rights equal to 100 shares of Common Stock.

During the period ended June 30, 2025, the Company issued 25,588 shares of Series D Preferred stock valued at $205,000 for compensation.

During the period ended June 30, 2025, one shareholder converted 8,333 shares of Series D Preferred stock to 833,300 shares of common stock.

During the period ended June 30, 2025, the Company issued 39,868 shares of Series D Preferred stock in cash for subscription of $300,000.

As of June 30, 2025, and December 31, 2024, 129,810 and 72,687 shares of Series D Preferred Stock are issued and outstanding, respectively.

Common Stock

On March 7, 2023, the Company amended its articles of incorporation to increase its authorized common shares from 750,000,000 to 1,250,000,000; this increase will be effective March 27, 2023.

During the period ended June 30, 2025, the Company issued 900,000 shares of common stock for stock payable of $150,000.

During the period ended June 30, 2025, the Company issued 833,330 shares of common stock valued for conversion of Series D Preferred stock.

 As of June 30, 2025, and December 31, 2024, there were 9,948,659 and 8,215,426 shares of the Company’s common stock issued and outstanding, respectively. In addition, As of June 30, 2025, and December 31, 2024, there were 66 shares of the Company’s common stock issuable.

Stock Option

On April 16, 2025, the Company granted stock option of 500,000 shares of common stock to our director for compensation, valued at $28,670 with term of ten years, exercise price of $10.00 per share, fully vested on grant date. During the period ended June 30, 2025, the Company recognized stock option expense of $28,670.

The following is a summary of the change in stock option during the period ended June 30, 2025:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2024	-	$-	-
Granted	500,000	10.00	10.01
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, June 30, 2025	500,000	$10.00	9.80

Exercisable options, June 30, 2025	500,000	$10.00	9.80

The intrinsic value of the options as of June 30, 2025, is $0.

The Company determined the stock option to be an equity instrument, to be valued as a level 3 fair value financial instrument valued on a non-recurring basis and utilized the Black-Scholes valuation model.

The Black-Scholes model, which requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The current stock price is based on historical issuances. Expected volatility is based on the historical stock price volatility of the Company’s common stock. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods. Expected term is calculated using a simplified method for plan vanilla options.

The Company utilized the following assumptions:

June 30,
2025
Expected term	5 years
Expected volatility	240%
Expected dividend yield	-
Risk-free interest rate	3.91%

10. RELATED PARTY TRANSACTIONS

Employee agreements

In May 2024, the Company entered into an employment agreement as our chief executive officer. The Company agrees to pay a salary of $300,000 per annum.  During the period ended June 30, 2025, the Company recorded payroll expense of $150,000 and the Company issued 18,955 shares of Series D Preferred Stock for payroll.

In May 2024, the Company entered into an employment agreement as our director with a one-year term. The Company agrees to pay a salary of $5,000 per month.  During the period ended June 30, 2025, the Company recorded payroll expense of $30,000 and the Company issued 3,791 shares of Series D Preferred Stock for payroll.

In January 2025, the Company entered into an employment agreement as our director. The Company agrees to pay a salary of $5,000 per month.  During the period ended June 30, 2025, the Company recorded payroll expenses of $25,000 for a director and the Company issued 2,842 shares of Series D Preferred Stock for payroll.

11. COMMITMENTS AND CONTINGENCIES

Short-term Leases

The Company has not entered into any long-term leases, contracts, or commitments. In November 2023, the Company leased an office for a month-to-month term. The Company recorded a security deposit of $2,500

12. SUBSEQUENT EVENTS

With the launch of its PawPa™Regen™ stemcell regenerative dog treats, the Company received requests from various

Hospitality and travel  entities to develop dog treats for their use. The Company looks to have these available at the end of the year. PawPa™Regen™ has also been accepted by Amazon for sale on their site and will be available there this third Quarter.

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

1.  OUR BUSINESS

Overview

BioAdaptives’ core business is to investigate, market and distribute natural plant, and algal, - and cyanobackteria-based products and medical devices that improve health and wellness for humans and animals, with an emphasis on nootropics, anti-aging,  weight control, relaxation, pain relief, and anti-viral benefits. BioAdaptives is reformulating its entire product line and started bringing out new products from the second quarter 2025.

Effective November 15, 2021, the Company entered into a marketing agreement for an FDA-cleared Class Tl medical device, the Lung Flute™. In April 2024, The Company negotiated with the sole owner of the product to assume their existing stock and their rights to all future activities on this item. It intends to actively expand its sales efforts beyond the direct sale effort of its Lung Cleanser to expand to the medical communities, pharmacies, gyms, athletic clubs, and senior communities both in US and Internationally. The Company is also exploring agreements with other medical device manufacturers; the owners of intellectual prope1ty relating to medical devices and processes; and marketing companies associated with these manufacturers and owners.

The Company’s current products and those in development include dietary supplements using natural ingredients and proprietary methods of optimizing the availability of nutrients in foods and beverages. The human products are designed to aid in cognitive health, regenerative stem  cell activation, healthy weight loss. MyndMed™ provides Immediate cognitive enhancement (focus, clarity, motivation), medium-term resilience and memory gains, and long-term neuroprotection and cognitive health, making it a robust solution for anyone seeking to optimize mental performance and brain longevity. Xcellara™ regenerative stem cell activator, Zeranovia™ the healthy weight loss enhancer and Wynovia™ to reduce the loss of lean muscle mass while dieting.

Beginning April, the Company finished the preparation to launch the Canine Product – PawPa™ Regen™. Backed by science and advanced technology PawPa™’s products not only enhance pet wellness but also set the new standard in pet care. “Regen” dog chew PawPa™’s flagship product is crafted with a blend of advanced nutraceutical compounds and infused with all-natural ingredients, these chews are specially formulated to enhance canine’s quality of life in their golden years. Specific benefits of the “Regen™” chew include: Regenerative Support, Energy & Vitality and Anti-aging Benefits.

The Company’s Product MyndMed™ is finishing its pre-launch phase.  MyndMed™ is designed to optimize multiple neurotransmitter systems and neuroprotective pathways, delivering broad-spectrum cognitive benefits. By synergistically targeting acetylcholine, dopamine, neuroprotection, synaptic growth, and stress reduction, MyndMed™ supports both immediate and sustained improvements in mental performance, resilience, and brain health.

It helps its rapid increase in motivation, sustained attention, and mental clarity, and help in tackling demanding cognitive tasks with greater drive and efficiency.

Xcellara™ is BioAdaptives’ regenerative wellness solution, to enhance your performance, accelerate recovery, and revitalize your health. Backed by double-blind placebo-controlled clinical trials, Xcellara™ activates stem cells for cellular regeneration. Derived from a proprietary blend of nutraceutical compounds Xcellara™ is the secret weapon for success on and off the court and provides a myriad of benefits. In its market testing, Xcellera™ has shown it has positive effect on those being challenged with chronic fatigue.

Zeranovia™ has been going through a further refining process. It is about to complete its clinical trial for launching in the last quarter. Zeranovia™ is an innovative, natural weight loss supplement designed to work exceptionally well on its own or as a complement to GLP-1 and GIP weight loss treatments such as Ozempic, Wegovy, Zepbound, and Mounjaro. It supports weight loss by dramatically suppressing appetite, enhancing insulin sensitivity, preserving muscle mass, and delivering essential nutrients. Zeranovia™ significantly enhances the effectiveness of existing treatments while providing substantial nutritional support to deter muscle wasting during a caloric deficit. Throughout the trial, extremely encouraging results are being reported of participants losing 5 to 11 pounds in a 7 to 10 day period.

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

Finally, BioAdaptives employs a dynamic affiliate marketing program, partnering with companies and individual influencers who boast large social media following and proven success in the supplement industry. These affiliates, carefully selected for their credibility and performance, promote BioAdaptives’ products through authentic endorsements, affiliate links, and promo codes. This strategy amplifies brand visibility, drives sales, and builds trust among niche audiences, leveraging the influence of established voices in the health and wellness space to accelerate growth.

Manufacturing

All of the Company’s nutraceutical products are considered dietary supplements or natural foods, and we carefully avoid making health, drug, or disease cure claims that could trigger regulatory compliance issues and affect our ability to market BioAdaptives products. Our active ingredients are all plant, fungi, algal, or  cyanobacteria-based and sourced worldwide from reputable suppliers who employ stringent compliance and sustainable agriculture practices.

BioAdaptives actively investigates new products, techniques, and novel applications of existing products or technology in our research. The Company’s research has focused on investigating all-natural supplement formulations that activate primitive cells, including stem cells and their derivatives, and natural ingredients that encourage stem cell proliferation. In 2022, the Company started a product line utilizing cyanobacteria and mushrooms.

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

2.  LIQUITITY AND CAPITAL RESOURCES:

Liquidity -- Financial Performance –  Three Months Ended June 30th. 2025, and 2024

We had a net loss of $157,914 for the three-month period ended June 30, 2025, which was $25,103 less than the net loss of $183,017for the three-month period ended June 30, 2024. The change in our results is mainly due to the Change in operating expenses. Of fair value of derivative liabilities

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended June 30, 2025, and 2024:

	June 30, 2025	June 30, 2024	Changes
Revenue	3,219	675	2,544
Cost of Sales	2,156	246	(1,910)
Operation Expenses	280,282	93,407	(186,875)
Other income (expenses)	121,305	(90,039)	211,344
Net Income (loss)	(157,914)	(183,017)	25,103

Revenue

PawPa™ Regen™ dog treats started limited sales via its website and is still going through its market testing.

Cost of Sales

Cost of Sales covers

Operation Expenses

Our general, administrative and professional fees are largely attributable to office, rent, advertising, consultants and transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company as well as stock-based compensation for officers, directors and consultants.

Other Income (Expense)

The Company recorded interest expenses of $9,649  and $ 17,969  for the three months ended June 30, 2025, and 2024. It also shows a change in fair value of derivative liabilities of $130,954 and (77.020) for June 30, 2025, and 2024.

Net Loss

As a result of our operating expenses the Company reported a net loss of $ 157,914 and $ 183,017  for the three months ended June 30, 2025, and 2024.

Capital Resources – Balance Sheet and Cash Flows

Our balance sheet as of June 30, 2025, reflects current assets of $255,515, including cash in the amount of $210,582

Working Capital (Deficiency)

	June 30, 2025	June 30, 2024	Change
Current Assets	255,515	8,735	246,780
Current Liabilities	1,407,813	1,930,447	522,634
Working Capital (Deficiency)	(1,152,298)	(1,921,712)	769,414

Cash flows

	Six months ended
	June 30,
	2025	2024	Change
Cash provided by (used in) Operating Activities	(208,888)	(92,637)	(116,251)
Cash provided by (used in) Investing Activities	(18,000)	-	(18,000)
Cash provided by (used in) Financing Activities	300,000	32,096	267.904
Net Increase (Decrease) Change In Cash During Period	210,582	235	210.347

Net cash used in operating activities during the six months ended June 30, 2025, was $208,888, an increase of $116,251 from net cash used of $92,637 in operating activities during the six months ended June 30, 2024.

Net cash used in investing activities during the six months ended June 30, 2025, was $18,000 from a purchase of property and equipment. There were no investing activities during the six months ended June 30, 2024.

Net cash provided by financing activities during the six months ended June 30, 2025, was $300,000 from issuance of Series D Preferred Stock. Net cash provided by financing activities during the six months ended June 30, 2024, was $32,096 from issuance of notes payable.

As of June 30, 2025, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, as well as the sales of our various new product lines, which may be insufficient to fund our capital expenditure, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

On June 30, 2025, we had $210,582 of cash on-hand and an accumulated deficit of $9,518,365, and as noted throughout this report and our financial statements and notes thereto, our independent auditors expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2025. We anticipate to be incurring some losses in the near future, until all the products are launch and  have maximized their sales. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2025 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2025,  our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

BioAdaptives Inc.
(Registrant)

Dated: August 14, 2025	/s/ James E. Keener
James E. Keener
Chief Executive Officer

/s/ James E. Keener
James E. Keener
Principal Financial Officer

