Form 10-Q
period 2025-09-30
BIOADAPTIVES, INC.
filed 2025-11-14
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

12,008,659 common shares issued and outstanding as of October 17, 2025

Form 10-Q

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2025	2024

ASSETS
Current Assets:
Cash	$59,273	$137,470
Accounts receivable	59	-
Inventory	44,228	19,115
Security deposit	2,500	2,500
Prepaid expense	-	100,000
Other receivable	2,800	2,800
Total Current Assets	108,860	261,885

Property and equipment, net	15,500	-
TOTAL ASSETS	$124,360	$261,885

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	230,768	179,458
Derivative liabilities	967,406	1,053,249
Convertible notes	359,300	311,000
Notes Payable	32,096	32,096
Stock Payable	-	150,000
Total Current Liabilities	1,589,570	1,725,803

Total Liabilities	1,589,570	1,725,803

Stockholders' Deficit:
Preferred stock, ($0.0001 par value, 31,000,000 shares authorized;
Series A Preferred Stock 4,000,000 shares designated; 11,167 issued and outstanding as of September 30, 2025 and December 31, 2024	1	1
Series B Preferred Stock 5,000,000 shares designated; 9,667 share issued and outstanding as of September 30, 2025 and December 31, 2024	1	1
Series C Preferred Stock 1,000,000 shares designated; 1,000,000 share issued and outstanding as of September 30, 2025 and December 31, 2024	100	100
Series D Preferred Stock 20,000,000 shares designated; 158,508 and 72,687 share issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	16	7
Common stock ($0.0001 par value, 1,250,000,000 shares authorized; 10,938,725 and 8,215,426 shares issued and outstanding as of September 30, 2025 and December 31, 2024, and 66 issuable, respectively)	1,093	821
Additional paid-in capital	8,437,322	7,704,343
Subscription receivable	(5,885)	(5,885)
Accumulated deficit	(9,897,858)	(9,163,306)
Total Stockholders' Deficit	(1,465,210)	(1,463,918)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$124,360	$261,885

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$4,632	$-	$7,851	$12,669
Cost of revenue	781	-	2,937	8,639
Gross Profit	3,851	-	4,914	4,030

Operating Expenses
General and administrative	250,971	40,396	592,246	76,685
Professional fees	17,069	21,545	204,224	90,805
Impairment of inventory	-	60,000	-	81,350
Amortization and impairment loss of license and patent	1,500	-	2,500	19,941
Total Operating Expenses	269,540	121,941	798,970	268,781

Loss from operations	(265,689)	(121,941)	(794,056)	(264,751)

Other Income (Expense)
Other income	-	-	-	4,950
Interest expense	(14,153)	(9,697)	(33,449)	(82,281)
Change in fair value of derivative liabilities	(201,360)	93,989	(8,747)	(185,291)
Gain on settlement of debt	101,700	-	101,700	-
Total Other Income (Expense)	(113,813)	84,292	59,504	(262,622)

Loss before income taxes	(379,502)	(37,649)	(734,552)	(527,373)

Net Loss	$(379,502)	$(37,649)	$(734,552)	$(527,373)

Net Loss Per Common Share:
Basic and Diluted	$(0.04)	$(0.00)	$(0.08)	$(0.07)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	10,239,290	8,211,526	9,419,980	7,650,382

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2025

	Series A Preferred stock		Series B Preferred stock		Series C Preferred stock		Series D Preferred stock		Common stock		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	receivable	Deficit	Total

Balance, December 31, 2024	11,167	$1	9,667	$1	1,000,000	$100	72,687	$7	8,215,426	$821	$7,704,343	$(5,885)	$(9,163,306)	$(1,463,918)

Common stock issued for conversion of Series D preferred stock	-	-	-	-	-	-	(8,333)	(1)	833,300	83	(82)	-	-	-
Series D preferred stock issued for compensation	-	-	-	-	-	-	10,508	1	-	-	89,999	-	-	90,000
Reverse split adjustment	-	-	-	-	-	-	-	-	(1)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(197,136)	(197,136)
Balance, March 31, 2025	11,167	1	9,667	1	1,000,000	100	74,862	7	9,048,725	904	$7,794,260	(5,885)	(9,360,442)	(1,571,054)

Common stock issued for conversion of debt	-	-	-	-	-	-	-	-	900,000	90	53,910	-	-	54,000
Series D preferred stock issued for compensation	-	-	-	-	-	-	15,080	2	-	-	114,998	-	-	115,000
Series D preferred stock issued for cash	-	-	-	-	-	-	39,868	4	-	-	299,996	-	-	300,000
Stock option compensation	-	-	-	-	-	-	-	-	-	-	28,670	-	-	28,670
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(157,914)	(157,914)
Balance, June 30, 2025	11,167	$1	9,667	$1	1,000,000	$100	129,810	$13	9,948,725	$994	$8,291,834	$(5,885)	$(9,518,356)	$(1,231,298)

Common stock issued for conversion of debt	-	-	-	-	-	-	-	-	990,000	99	40,491	-	-	40,590
Series D preferred stock issued for compensation	-	-	-	-	-	-	28,698	3	-	-	104,997	-	-	105,000
Stock option compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(379,502)	(379,502)
Balance, September 30, 2025	11,167	$1	9,667	$1	1,000,000	$100	158,508	$16	10,938,725	$1,093	$8,437,322	$(5,885)	$(9,897,858)	$(1,465,210)

For the Three and Nine Months Ended September 30, 2024

	Series A Preferred stock		Series B Preferred stock		Series C Preferred stock		Series D Preferred stock		Common stock		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	receivable	Deficit	Total

Balance, December 31, 2023	9,500	$1	7,500	$1	-	$-	-	$-	5,971,728	$597	$6,616,915	$-	$(8,264,145)	$(1,646,631)

Series A preferred stock issued for license fee	1,667	-	-	-	-	-	-	-	-	-	1,500	-	-	1,500
Series B preferred stock issued for license fee	-	-	1,667	-	-	-	-	-	-	-	3,000	-	-	3,000
Series B preferred stock issued for settlement of debt	-	-	500	-	-	-	-	-	-	-	1,500	-	-	1,500
Common stock issued for conversion of debt	-	-	-	-	-	-	-	-	1,726,738	173	149,282	-	-	149,455
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(306,707)	(306,707)
Balance, March 31, 2024	11,167	$1	9,667	$1	-	$-	-	$-	7,698,466	$770	$6,772,197	$-	$(8,570,852)	$(1,797,883)

Series C preferred stock issued for purchase of inventory	-	-	-	-	1,000,000	100	-	-	-	-	59,900	-	-	60,000
Common stock issued for conversion of debt	-	-	-	-	-	-	-	-	513,056	51	53,137	-	-	53,188
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(183,017)	(183,017)
Balance, June 30, 2024	11,167	$1	9,667	$1	1,000,000	$100	-	$-	8,211,522	$821	$6,885,234	$-	$(8,753,869)	$(1,867,712)

Series D preferred stock issued for cash	-	-	-	-	-	-	16,666	2	-	-	99,998	-	-	100,000
Common stock issued for conversion of debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(37,649)	(37,649)
Balance, September 30, 2024	11,167	$1	9,667	$1	1,000,000	$100	16,666	$2	8,211,522	$821	$6,985,232	$-	$(8,791,518)	$(1,805,361)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Nine months ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(734,552)	$(527,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	8,747	185,291
Impairment of patent	-	18,000
Impairment of inventory	-	81,350
Amortization of license and patent	-	1,941
Amortization of debt discount	-	52,592
Management compensation	338,670	-
Depreciation	2,500	-
Gain on settlement of debt	(101,700)	-
Changes in operating assets and liabilities:
Accounts receivable	(59)	-
Inventory	(25,113)	(6,069)
Prepaid expense	100,000	10,000
Accounts payable and accrued liabilities	51,310	35,289
Net Cash Used in Operating Activities	(360,197)	(148,979)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase property and equipment's	(18,000)	-
Net Cash Used in Investing Activities	(18,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series D Preferred Stock	300,000	100,000
Proceeds from notes payable	-	32,096
Net Cash Provided by Financing Activities	300,000	132,096

Net change in cash	(78,197)	(16,883)
Cash at beginning of period	137,470	60,776
Cash at end of period	$59,273	$43,893

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$94,590	$202,643
Issuance of common stock for conversion of debt	$150,000	$-
Issuance of Series A preferred stock for license fee	$-	$1,500
Issuance of Series B preferred stock for license fee	$-	$3,000
Issuance of Series C preferred stock for purchase of inventory	$-	$60,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As of September 30, 2025 and December 31, 2024, the Company had inventory as follows, and determined that no reserve was required.

	September 30,	December 31,
	2025	2024
Finished goods	$34,225	$-
Raw material	10,003	19,115
	$44,228	$19,115

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

The following table summarizes fair value measurements by level as of September 30, 2025, and December 31, 2024, measured at fair value on a recurring basis:

	Total Carrying Value as of September 30, 2025	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative liabilities	$967,406	$-	$-	$967,406

	Total Carrying Value as of December 31, 2024	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative liabilities	$1,053,249	$-	$-	$1,053,249

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

For the nine months ended September 30, 2025, and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30,	September 30,
	2025	2024
	(Shares)	(Shares)
Series A Preferred Stock	55,835	55,835
Series B Preferred Stock	96,670	96,670
Series C Preferred Stock	100,000,000	100,000,000
Series D Preferred Stock	15,850,800	-
Convertible notes	27,719,298	12,370,002
Total	143,722,603	112,522,507

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

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $9,897,858 as of September 30, 2025. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Obtaining additional financing, successful development of the Company’s contemplated plan of operations, and the transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. PREPAID EXPENSE

In November 2024, the Company entered into a consulting agreement with a six-month term. The Company shall pay $150,000 as one-time compensation for our convertible note for consulting services upon execution of the agreement. Additionally, the Company will pay consulting fee of $5,000 per month.

As of September 30, 2025 and December 31, 2024, the Company has prepaid expense of $0 and $100,000 as prepaid profession fee, respectively.

5. PROPERTY AND EQUIPMENT

As of September 30, 2025, and December 31, 2024, property and equipment’s consisted of the following:

	September 30,	December 31,
	2025	2024
Mobile Warehouse	$18,000	$-
Accumulated depreciation	(2,500)	-
Total property and equipment	$15,500	$-

During the nine months ended September 30, 2025, the Company recorded a depreciation of $2,500.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of September 30, 2025, and December 31, 2024, consists of the following:

	September 30,	December 31,
	2025	2024
Accounts payable	$23,859	$5,999
Accrued interest	205,890	172,438
Accrued liabilities	1,019	1,021
	$230,768	$179,458

7. CONVERTIBLE NOTES

Convertible notes as of September 30, 2025, and December 31, 2024, consist of the following:

	September 30,	December 31,
	2025	2024
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - originated in November 2024	48,300	150,000
Total convertible notes payable	359,300	461,000

Less: current portion of convertible notes	359,300	461,000
Long-term convertible notes	$-	$-

For the nine months ended September 30, 2025, and 2024, the interest expense on convertible notes was $32,490 and $28,948, respectively. As of September 30, 2025 and December 31, 2024, the accrued interest was $203,997 and $171,507, respectively.

The Company recognized amortization expense related to the debt discount of $0 and $52,592 for the nine months ended September 30, 2025, and 2024, respectively, which is included in interest expense in the statements of operation.

Conversion

During the nine months ended September 30, 2025, the note holder converted principal amounts of $101,700 into 1,890,000 shares of common stock. As a result, the Company settled convertible notes, and derivative liability of $94,590, and recorded gain on settlement of debt of $101,700.

Convertible Notes – Issued during the year ended December 31, 2024

On November 5, 2024, the Company issued convertible note of $150,000 for consulting service.   The convertible note has a term of 6 months, at an interest rate of 6% per annum. The outstanding principal amount of convertible note and unpaid interest are convertible at the option of the holder at 6 months after the issue date. The conversion price is an average of the closing price during the previous 15-trading days.

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

The Company valued the conversion feature using the flexible the pricing models. The fair value of the derivative liability for all the notes that became convertible during the nine months ended September 30, 2025, amounted to $118,577, and the amount of $118,577 was recognized as a “day 1” derivative loss.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model in good standing and flexible the pricing models in default to calculate the fair value as of September 30, 2025. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. As of September 30, 2025, the all outstanding debts are in default.

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2025.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2024	$1,053,249

Addition of new derivatives recognized as loss on derivatives	118,577
Settled on issuance of common stock	(94,590)
(Gain) loss on change in fair value of the derivative	(109,830)
Balance - September 30, 2025	$967,406

The aggregate (gain) loss on derivatives during the nine months ended September 30, 2025 and 2024 was as follows.

	Nine months ended
	September 30,
	2025	2024
Day one loss due to derivative liabilities on convertible notes	$118,577	$-
(Gain) loss on change in fair value of the derivative liabilities	(109,830)	185,291
	$8,747	$185,291

9. STOCKHOLDERS’ EQUITY

Preferred Stock

On March 13, 2025, the increase in the number of preferred shares from 10,000,000 to 31,000,000 , having the par value of 0.0001 per share, was authorized by written consent of the holders of a majority of our outstanding voting stock.

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock, of which 4,000,000 have been designated as Series A Preferred Stock, 5,000,000 have been designated as Series B Preferred Stock, 1,000,000 have been designated as Series C Preferred Stock and 20,000,000 have been designated as Series D Preferred Stock.

Series A Preferred Stock

On February 6, 2020, the Company established its Series A Preferred Stock, par value $0.001, by filing a Certificate of Designation with the Delaware Secretary of State. The Company’s board exercised “blank check” authority to establish classes of preferred stock without approval by shareholders under the provisions of its original Articles of Incorporation and has designated 4,000,000 shares of Series A Preferred Stock.

The Company may use the Series A Preferred Stock for purpose of asset acquisition or in satisfaction of recognized debt; they are not otherwise available for sale. The Series A Preferred Stock has enhanced voting privileges under certain circumstances, including the collective right to appoint one director at the Holders’ option, and conversion-to-common rights at a 5:1 ratio.

During the nine months ended September 30, 2025, there was no issuance of Series A shares.

As of September 30, 2025 and December 31, 2024, 11,167 shares of Series A Preferred Stock are issued and outstanding.

Series B Preferred Stock

On January 24, 2022, the Company established its Series B Preferred Stock, par value $0.0001, by filing a Certificate of Designation with the Delaware Secretary of State. The Company’s board exercised “blank check” authority to establish classes of preferred stock without approval by shareholders under the provisions of its original Articles of Incorporation and has designated 5,000,000 shares of Series B Preferred Stock.

The Company may use the Series B Preferred Stock for the purpose of asset acquisition or in satisfaction of recognized debt; they are not otherwise available for sale. The Series B Preferred Stock has enhanced voting privileges (10:1), the collective right to appoint one director at the Holders’ option, and conversion-to-common rights at a 10:1 ratio.

During the nine months ended September 30, 2025, there was no issuance of Series B shares.

As of September 30, 2025 and December 31, 2024, 9,667 shares of Series B Preferred Stock are issued and outstanding.

Series C Preferred Stock

On January 24, 2022, the Company established its Series C Preferred Stock, par value $0.0001, by filing a Certificate of Designation with the Delaware Secretary of State. The Company’s board exercised “blank check” authority to establish classes of preferred stock without approval by shareholders under the provisions of its original Articles of Incorporation and has designated 1,000,000 shares of Series C Preferred Stock.

The Company may use the Series C Preferred Stock for the purpose of asset acquisition or in satisfaction of recognized debt; they are not otherwise available for sale. The Series C Preferred Stock has enhanced voting privileges (1000:1); the collective right to appoint one director, at the Holders’ option; and conversion-to-common rights at a 100:1 ratio.

During the nine months ended September 30, 2025, there was no issuance of Series C shares.

As of September 30, 2025, and December 31, 2024, 1,000,000 shares of Series C Preferred Stock are issued and outstanding.

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

During the nine months ended September 30, 2025, the Company issued 54,286 shares of Series D Preferred stock valued at $310,000 for compensation.

During the nine months ended September 30, 2025, one shareholder converted 8,333 shares of Series D Preferred stock to 833,300 shares of common stock.

During the nine months ended September 30, 2025, the Company issued 39,868 shares of Series D Preferred stock in cash for subscription of $300,000.

As of September 30, 2025, and December 31, 2024, 158,508 and 72,687 shares of Series D Preferred Stock are issued and outstanding, respectively.

Common Stock

On March 7, 2023, the Company amended its articles of incorporation to increase its authorized common shares from 750,000,000 to 1,250,000,000; this increase will be effective March 27, 2023.

During the nine months ended September 30, 2025, the Company issued 1,890,000 shares of common stock for conversion of debt.

During the nine months ended September 30, 2025, the Company issued 833,330 shares of common stock valued for conversion of Series D Preferred stock.

As of September 30, 2025, and December 31, 2024, there were 10,938,659 and 8,215,426 shares of the Company’s common stock issued and outstanding, respectively. In addition, As of September 30, 2025, and December 31, 2024, there were 66 shares of the Company’s common stock issuable.

Stock Option

On April 16, 2025, the Company granted stock option of 500,000 shares of common stock to our director for compensation, valued at $28,670 with term of ten years, exercise price of $10.00 per share, fully vested on grant date. During the period ended September 30, 2025, the Company recognized stock option expense of $28,670.

The following is a summary of the change in stock option during the nine months ended September 30, 2025:

	Options Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2024	-	$-	-
Granted	500,000	10.00	10.01
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, September 30, 2025	500,000	$10.00	9.55

Exercisable options, September 30, 2025	500,000	$10.00	9.55

The intrinsic value of the options as of September 30, 2025, is $0.

The Company determined the stock option to be an equity instrument, to be valued as a level 3 fair value financial instrument valued on a non-recurring basis and utilized the Black-Scholes valuation model.

The Black-Scholes model, which requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The current stock price is based on historical issuances. Expected volatility is based on the historical stock price volatility of the Company’s common stock. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods. Expected term is calculated using a simplified method for plain vanilla options.

The Company utilized the following assumptions:

April 16,
2025
Expected term	5 years
Expected volatility	240%
Expected dividend yield	-
Risk-free interest rate	3.91%

10. RELATED PARTY TRANSACTIONS

Employee agreements

In May 2024, the Company entered into an employment agreement as our chief executive officer. The Company agrees to pay a salary of $300,000 per annum.  During the nine months ended September 30, 2025, the Company recorded payroll expense of $225,000 and the Company issued 40,413 shares of Series D Preferred Stock for payroll.

In May 2024, the Company entered into an employment agreement as our director with a one-year term. The Company agrees to pay a salary of $5,000 per month.  During the nine months ended September 30, 2025, the Company recorded payroll expense of $45,000 and the Company issued 7,411 shares of Series D Preferred Stock for payroll.

In January 2025, the Company entered into an employment agreement as our director. The Company agrees to pay a salary of $5,000 per month.  During the nine months ended September 30, 2025, the Company recorded payroll expenses of $40,000 for a director and the Company issued 6,462 shares of Series D Preferred Stock for payroll.

11. COMMITMENTS AND CONTINGENCIES

Short-term Leases

The Company has not entered into any long-term leases, contracts, or commitments. In November 2023, the Company leased an office for a month-to-month term. The Company recorded a security deposit of $2,500

12. SUBSEQUENT EVENTS

The Company launched its MyndMed™ product and promotions in the last Quarter. The many personal trials and testings have shown very positive results with cross sections of the population.

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

1. OUR BUSINESS

Overview

BioAdaptives' core business is to investigate, market, and distribute natural plant, algal, and cyanobacteria-based products and medical devices that enhance health and wellness for humans and animals, with a focus on nootropics, anti-aging, weight control, relaxation, pain relief, and anti-viral benefits. BioAdaptives is reformulating its entire product line and started bringing out new products from the second quarter of 2025.

Effective November 15, 2021, the Company entered into a marketing agreement for an FDA-cleared Class Tl medical device, the Lung Flute™.  In April 2024, The Company negotiated with the sole owner of the product to assume their existing stock and their rights to all future activities on this item. It intends to actively expand its sales efforts beyond the direct sales effort of its Lung Cleanser to target medical communities, pharmacies, gyms, athletic clubs, and senior communities, both in the US and internationally. The Company is also exploring agreements with other medical device manufacturers, the owners of intellectual property related to medical devices and processes, as well as marketing companies associated with these manufacturers and owners.

The Company's current products in development include dietary supplements utilizing natural ingredients and proprietary methods to optimize the availability of nutrients in foods and beverages. The human products are designed to aid in cognitive health, regenerative stem cell activation, and healthy weight loss. MyndMed™ provides Immediate cognitive enhancement (focus, clarity, motivation), medium-term resilience and memory gains, and long-term neuroprotection and cognitive health, making it a robust solution for anyone seeking to optimize mental performance and brain longevity. Zeranovia is a healthy weight loss enhancer, and Wynovia is used to help reduce the loss of lean muscle mass during dieting.

Beginning in April, the Company completed preparations to launch the Canine Product – PawPa™ Regen. Backed by science and advanced technology, PawPa™’s products not only enhance pet wellness but also set the new standard in pet care. “Regen” dog chew PawPa™’s flagship product is crafted with a blend of advanced nutraceutical compounds and infused with all-natural ingredients; these chews are specially formulated to enhance canines’ quality of life in their golden years. Specific benefits of the “Regen™” chew include Regenerative Support, Energy & Vitality, and Anti-aging Benefits.

The Company’s Product MyndMed™ is completing its pre-launch phase.  MyndMed™ is designed to optimize multiple neurotransmitter systems and neuroprotective pathways, delivering broad-spectrum cognitive benefits. By synergistically targeting acetylcholine, dopamine, neuroprotection, synaptic growth, and stress reduction, MyndMed™ supports both immediate and sustained improvements in mental performance, resilience, and brain health.

It aids in a rapid increase in motivation, sustained attention, and mental clarity, and helps in tackling demanding cognitive tasks with greater drive and efficiency.  The product underwent rigorous testing by TruShield and received its TruShield Certified Certification, which provides the brand with a trusted, science-backed way to demonstrate that the product is free from banned substances.

Xcellara™ is BioAdaptives’ regenerative wellness solution to enhance your performance, accelerate recovery, and revitalize your health. Backed by double-blind placebo-controlled clinical trials, Xcellara™ activates stem cells for cellular regeneration. Derived from a proprietary blend of nutraceutical compounds, Xcellara™ is the secret weapon for success on and off the court, providing a myriad of benefits. In its market testing, Xcellera™ has demonstrated a positive effect on individuals challenged by chronic fatigue.

Zeranovia™ has been going through a further refining process. It is about to complete its clinical trial for launching in the last quarter. Zeranovia™ is an innovative, natural weight loss supplement designed to work exceptionally well on its own or as a complement to GLP-1 and GIP weight loss treatments such as Ozempic, Wegovy, Zepbound, and Mounjaro. It supports weight loss by dramatically suppressing appetite, enhancing insulin sensitivity, preserving muscle mass, and delivering essential nutrients. Zeranovia™ significantly improves the effectiveness of existing treatments while providing substantial nutritional support to prevent muscle wasting during a caloric deficit. Throughout the trial, extremely encouraging results have been reported of participants losing 5 to 11 pounds in a 7 to 10 day period.

Market and Marketing

BioAdaptives Inc. has developed a robust direct-to-consumer (DTC) digital marketing campaign to connect directly with its target audience. Leveraging platforms like social media, email marketing, and a user-friendly website, the company promotes its supplement products with engaging content tailored to health-conscious consumers. Through targeted ads, informative blog posts, and compelling calls to action, BioAdaptives ensures its messaging resonates, driving awareness and conversions while fostering a community around wellness and natural health solutions.

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

Finally, BioAdaptives employs a dynamic affiliate marketing program, partnering with companies and individual influencers who boast large social media followings and a proven track record of success in the supplement industry. These affiliates, carefully selected for their credibility and performance, promote BioAdaptives’ products through authentic endorsements, affiliate links, and promo codes. This strategy amplifies brand visibility, drives sales, and builds trust among niche audiences, leveraging the influence of established voices in the health and wellness space to accelerate growth.

Manufacturing

All of the Company's nutraceutical products are considered dietary supplements or natural foods, and we carefully avoid making health, drug, or disease cure claims that could trigger regulatory compliance issues and affect our ability to market BioAdaptives products. Our active ingredients are all plant, fungi, algal, or cyanobacteria-based and sourced worldwide from reputable suppliers that employ stringent compliance and sustainable agricultural practices.

BioAdaptives actively investigates new products, techniques, and novel applications of existing products or technology in our research. The Company's research has focused on investigating all-natural supplement formulations that activate primitive cells, including stem cells and their derivatives, as well as natural ingredients that promote stem cell proliferation. In 2022, the Company started a product line utilizing cyanobacteria and mushrooms.

With regard to medical devices, in April 2024, we purchased the Lungflute™ from the sole US affiliate of the patent holder. We do not expect to develop any direct capability to manufacture medical devices for several reasons, including a lack of capital and the fact that the amortized cost of such facilities, if we were to construct or acquire them, is generally far higher than the cost of purchasing a finished product. We operate as a Research and Development nutraceutical company.

Employees

Currently, the Company has one full-time executive employee. We retain hourly labor as needed and professional consultants to manage our business operations. The company's management anticipates utilizing outside consultants, attorneys, and accountants as needed. The need for additional employees and their availability will be taken into account when deciding whether to acquire or participate in specific business opportunities.

2. LIQUIDITY AND CAPITAL RESOURCES:

Liquidity -- Financial Performance –  Three Months Ended September 30th. 2025, and 2024

We had a net loss of $379,502 for the three-month period ended September 30, 2025, which was $341,853 more than the net loss of $37,649 for the three-month period ended September 30, 2024. The change in our results is mainly due to the Change in operating expenses and the change in fair value of derivative liabilities.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended September 30, 2025, and 2024:

	September 30 2025	September 30, 2024	Changes
Revenue	4,632	-	4,632
Cost of Sales	781	-	(781)
Operation Expenses	269,540	121,941	147,599
Other income (expenses)	(113,813)	84,292	(29,521)
Net Income (loss)	(379,502)	(37,649)	(341,853)

Revenue

PawPa™ Regen™ dog treats started limited sales via its website and is still going through its market testing.

Cost of Sales

Cost of Sales covers these sales

Operation Expenses

Our general, administrative, and professional fees are largely attributable to office rent, advertising, consultants, transfer agent, legal, accounting, and audit fees related to our reporting requirements as a public company, as well as stock-based compensation for officers, directors, and consultants.

Other Income (Expense) ($14,153) and ($ 9,697) for the three months ended September 30, 2025, and 2024. It also shows a change in the fair value of derivative liabilities of $201,360 and $93,989 as of September 30, 2025, and 2024.

Net Loss

As a result of our operating expenses, the Company reported a net loss of $379,502 and $37,649 for the three months ended September 30, 2025, and 2024.

Capital Resources – Balance Sheet and Cash Flows

Our balance sheet as of September 30, 2025, reflects current assets of $108,860, including cash in the amount of $59,273.

Working Capital (Deficiency)

	September 30, 2025	December 31, 2024,	Change
Current Assets	$108,860	$261,885	$62,467
Current Liabilities	$(1,589,570)	$(1,725,803)	$262,184
Working Capital (Deficiency)	$(1,480,710)	$(1,463,918)	$16,792

	Nine Months Ended September 30
	2025	2024	Change
Cash provided by (used in) Operating Activities	$(360,197)	$(148,979)	$(211,218)
Cash provided by (used in) Investing Activities	$(18,000)	$-	(18,000)
Cash provided by (used in) Financing Activities	$300,000	$132,096	$167,904

Net Increase (Decrease) Change In Cash During Period

Net cash provided (used) by operating activities during the nine months ended September 30, 2025, was $360,197, an increase of $211,218 from net cash used of $148,979 in operating activities during the nine months ended September 30, 2024.

As of September 30, 2025, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon our obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, as well as the sale of our various new product lines, which may be insufficient to cover our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sale of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

On September 30, 2025, we had $ 59,273 of cash on hand and an accumulated deficit of $9,897,858, and as noted throughout this report and our financial statements and notes thereto, our independent auditors expressed their substantial doubt as to our ability to continue as a going concern as of September 30, 2025. We anticipate incurring some losses in the near future until all the products are launched and have reached their maximum sales potential. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably, and/or raise additional capital through other means.

Because our business plan relies on marketing products, our capital requirements are generally limited to general operations, administration, inventories, and development expenses, including the costs of continuing as a public company. Our variable costs scale up or down based on our actual sales.  We believe that increasing our marketing expenses will be critical to establishing sales sufficient to cover our costs and, if possible, generate a profit.  We anticipate utilizing our existing financing operations to do so, which will likely require either the issuance of equity or increases in existing debt levels, or both.

Management's plans include raising capital through the equity markets to fund future operations, seeking additional acquisitions, and generating revenue through our business. However, even if we raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where we will generate profits and positive cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the classification of liabilities that might result from this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to our stockholders.

Critical Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates, assumptions, judgments, and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures, including information regarding contingencies, risk, and financial condition. We believe our use of estimates and underlying accounting assumptions adheres to US GAAP and is consistently and conservatively applied, which we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2025.  This evaluation was carried out by our Chief Executive Officer.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2025 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2025,  our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

To a certain extent, the size of our operation provides inherent checks and balances relative to internal controls. Because of our limited staff size and the integration of our executives and directors into operations, the prospect of significant internal control failures resulting in unreliable financial statements or worse is remote.  Regardless, we recognize the importance of multiple layers of reporting and controls and are working toward improving our capabilities.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At this time, we know of no pending legal proceedings to which we are a party, either individually or in the aggregate. We are, from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. There are no pending claims or disputes at this time, and we have not been notified of any potential claims or disputes.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

The Company has no senior securities, but has outstanding instruments previously characterized as unsecured convertible debentures.  These instruments are not senior to any other Company obligation.  The Company arranged extension and forbearance agreements with the holders of the 12% Debentures, which were issued in 2018 and were due at various times in 2020.  Our agreement called for the extension of these obligations on the same terms until December 31, 2021, in exchange for current interest payments and the delivery of 280,000 shares of its common stock (in total).  We are currently in default on these obligations, but are working on an alternative resolution.

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

BioAdaptives Inc. (Registrant)

Dated: November 13, 2025	/s/ James E. Keener
James E. Keener Chief Executive Officer

/s/ James E. Keener
James E. Keener Principal Financial Officer

