Form 10-K
period 2025-12-31
BIOADAPTIVES, INC.
filed 2026-04-14
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

(702) 659-8829

(Issuer's telephone number)

__________________________________________________________________________________________

Securities registered pursuant to Section 12 (b) of the Act - None

Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.0001 par value

__________________________________________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates as of December 31, 2025 was approximately $ 252,181.80 based upon 12,008,659 shares issued and outstanding.

As of December 31, 2025, there were 12,008,65 shares of Common Stock issued and outstanding. As of March 24, 2025, we had 12,008,659 shares of our Common Stock issued and outstanding.

BioAdaptives, Inc.

Form 10-K for the Year Ended December 31, 2025

BioAdaptives, Inc.

Form 10-K for the Year Ended December 31, 2025

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

On January 26, 2022, the Board of Directors exercised its authority under the Delaware General Corporations Law to establish its Series B Preferred Stock.  The Series B has enhanced voting and conversion privileges and can be used by the Company to acquire ownership of intellectual property rights and other assets.  On this same day, the Board of Directors authorized an increase in the Company’s authorized common stock from 200,000,000 to 750,000,000; this increase received the consent of the holders of a majority of the Company’s common shares. consented to the increase

On March 18, 2022, the Company filed a Form 1-A with the Securities and Exchange Commission covering a plan to sell up to 200,000,000 shares of common stock for prices between .005 and .01 per share. This was amended on October 7 2022 to 250,000,000 shares of common stock at the price of 0.001.

On February 28 2023, the Board of Directors exercised its authority under the Delaware General Corporation Law to increase the Company’s authorized common stock from 750,000,000 to 1,250,000,000; this holders of a majority of the Company’s shares consented to the increase.

On May 15 2024, Dr. Edward Jacobs retired from the Company and was succeeded by Mr James E Kneer as Chairman and CEO. Mr. Gimhana Dissanayake joined him as a Director of the Company as of May 27, 2024.

On October 28, 2024, the Board unanimously resolved move forward with a reverse split of 1 for 300 shares. On December 3, 2024 the Board of Directors Approved a One-for-One Stock Dividend to holders of common stock.

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

The Company's current products in development include dietary supplements utilizing natural ingredients and proprietary methods to optimize the availability of nutrients in foods and beverages. The human products are designed to aid in cognitive health, regenerative stem cell activation, and healthy weight loss. MyndMed™ provides Immediate cognitive enhancement (focus, clarity, motivation), medium-term resilience and memory gains, and long-term neuroprotection and cognitive health, making it a robust solution for anyone seeking to optimize mental performance and brain longevity. Zeranovia™ is a healthy weight loss enhancer, and Wynovia™ is used to help reduce the loss of lean muscle mass during dieting.

Beginning in April, the Company completed preparations to launch the Canine Product – PawPa®Regen. Backed by science and advanced technology, PawPa®’s products not only enhance pet wellness but also set the new standard in pet care. “Regen” dog chew PawPa®’s flagship product is crafted with a blend of advanced nutraceutical compounds and infused with all-natural ingredients; these chews are specially formulated to enhance canines’ quality of life in their golden years. Specific benefits of the “Regen” chew include Regenerative Support, Energy & Vitality, and Anti-aging Benefits.

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

During the period ended December 31, 2024, there is no sales revenues to cover our expenses so that we were reliant on investment funding to continue operations.  Our new products are very good and for a variety of reasons, including because we outsource our manufacturing, we are sufficiently nimble to increase production and sales if and when demand requires. However, these products are still in development stage and will not be on market till first or second quarter of 2025.

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

Since May 2024, the Company has welcome new investment partners in acquiring its preferred D shares. Should future needs arise, the Company intends to raise funds in the equity securities market. The Company believes that its expectations as to its ability to secure additional capital are reasonable, but there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

The Company’s current business can be capital intensive.

The Company acknowledges that its Plan of Operations may not result in the consistent generation of positive working capital in the near future.  We are in a consumer-driven market space that requires our development and marketing of attractive products, which is expensive. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances.  We anticipate continuous expenditures, some of which may be significant, to conduct research and development activities relating to existing and new products and marketing.  These matters raise substantial doubt about the Company’s ability to continue as a going concern

We currently rely on certain key individuals, and the loss of one of these key individuals could have an adverse effect on the Company.

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

The Company’s business plan anticipates that operations will undergo significant expansion during 2024 and beyond. This expansion will require the Company to manage a larger and more complex organization, which could place a significant strain on our managerial, operational and financial resources.  Management may not succeed with these efforts.  Failure to expand in an efficient manner could cause expenses to be greater than anticipated, revenues to grow more slowly than expected and could otherwise have an adverse effect on the business, financial condition and results of operations.

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

Our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders of preferred stock the rights to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. We have done so recently, by establishing the Series A Preferred Stock.   We established the Series A Preferred Stock in 2020 and subsequently established the Series B and C Preferred Stock; these preferred shares provide enhanced voting and conversion privileges to holders.  These privileges may impact the rights and privileges of common stockholders in certain circumstances. A series D Preferred Stock was approved by the Board in the last quarter of 2024 as well.

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

As of March 24, 2026, the Company has 12,008,659 outstanding shares of its common stock, all of which were issued pursuant to registration statements and/or exemptions from registration under the Securities Act and applicable State Securities Laws. As of the date of this filing, 7,006,478 common stock are on deposit with CEDE & Co. and are publicly trading or tradeable, and nearly all of the balance is held by purchasers or service providers who obtained shares more than one year ago.  All of these “aged” issued and outstanding shares are all now available for public sale pursuant to Rule 144 under the Securities Act and comparable exemptions under applicable state securities laws.  The potential of such sales could adversely affect the market price of BioAdaptives’ common stock.  The impact of these sales on the market cannot be reasonably estimated but absent significant positive news regarding our activities shareholders should expect an adverse impact on market price

Conversions of Series A -B-C-D Preferred Stock to common stock and resales could adversely affect the market price of BIOADAPTIVES’ common stock.  Preferred stock ownership provides additional voting rights that may affect management.

The Company has 1.219,049 shares of its Series A-B-C-D Preferred Stock issued and outstanding as of the date of this filing.  These shares have enhanced voting and conversion privileges so that the owners can either convert to common shares, which could impact market price, or hold and vote the shares under circumstances set out in the Certificate of Designation, allowing them an increased authority over certain corporate functions.

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

	High	Low
Fiscal year ended December 31, 2025	0.029	0.022
Quarter ended December 31, 2025	0.029	0.022
Quarter ended September 30, 2025	0.035	0.0249
Quarter ended June 30, 2025	0.0699	0.0599
Quarter ended March 31, 2025	0.0999	0.0713
Fiscal year ended December 31, 2024	0.0650	0.0450
Fiscal year ended December 31, 2023	0.0750	0.0600

The closing price of our common stock on March 24, 2026, was $0. 013225 as reported by the OTCQB Bulletin Board.

Holders of Record

As of March 21, 2024, we had 12,008,659 shares of our common stock issued and outstanding held by approximately 151 stockholders of record, exclusive of shares held in street name. We had 11,047 shares of Series A preferred stock, 9,667 shares of Series B preferred stock, 1,000,000 shares of Series C preferred stock and 198,335 shares of Series D preferred stock issued and outstanding.

Transfer Agent

Our stock transfer agent is Madison Stock Transfer LLC. Their address is 2206 Quentin Road, Brooklyn, NY 11229. Madison is registered by the Securities and Exchange Commission as a transfer agent and is wholly independent of us, with no common ownership or management.

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

As of March 21, 2025, the Company has authorized 4,000,000 shares of Series A Preferred Stock, of which 11,047 shares are issued and outstanding, it has authorized 5,000,000 shares of Series B Preferred Stock, of which 9667 issued or outstanding. As well as 1,000,000 Series C Preferred Stock of which 1,000,000 issued and outstanding, and also 21,000,000 Series D Preferred Stock of which 198,335 are issued and outstanding.

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

Options

On April 16, 2025, the Company granted stock option of 500,000 shares of common stock to our director for compensation, valued at $28,670 with term of ten years, exercise price of $10.00 per share, fully vested on grant date. During the year ended December 31, 2025, the Company recognized stock option expense of $28,670.

Warrants

On November 25, 2025 and November 26, 2025, the Company granted warrants for Jefferson Street Capital, LLC, and Lambda Venture Partners, LLC, 1.031.250  warrants at $0.08 valid for 3 years from dates states.

Convertible Securities

The Company has no convertible securities in 2025

Securities Authorized for Issuance Under Equity Compensation Plans

The Company and the Chief Executive Officer agreed to an annual compensation of $300,000 payable $25,000 monthly. This may be taken in common or Preferred Stock. As of December 31, 2025,  68,559  amount of  Series D  shares were allocated to Mr. James Keener, CEO in 2025

Per the Company’s Directors’ agreement during the term of this Agreement, the Company is to pay a Director, if the Company does not otherwise compensate the Director as an officer or employee, common stock in BDPT based upon the floating average of the close of the five trading days prior to the end of the month preceding the issuance. Such Issuance are to be made within 10 days of the date 0,earned. Shares to be fully earned and paid for on the day of issuance. Payments to be made according to the following schedule:   January 1, 2025 to December 31, 2024 $5,000.00 monthly. Total of  13,102 Preferred D stock were allocated for issuance between January 1 2025 to December 31, 2025 to Mr Gimhana Dissanayake.. Payments to be made according to the following schedule:   February 15, 2025 to December 31, 2025 $5,000.00 monthly. Total of  12,153 Preferred D stock were allocated for issuance between February 15 to December 31 2025 to Mr. Mark Frissora.

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

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business  disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

On January 26, 2022, the Board of Directors exercised its authority under the Delaware General Corporations Law to establish its Series B Preferred Stock.  The Series B has enhanced voting and conversion privileges and can be used by the Company to acquire ownership of intellectual property rights and other assets.  On this same day, the Board of Directors authorized an increase in the Company’s authorized common stock from 200,000,000 to 750,000,000; this increase received the consent of the holders of a majority of the Company’s common shares. consented to the increase

On March 18, 2022, the Company filed a Form 1-A with the Securities and Exchange Commission covering a plan to sell up to 200,000,000 shares of common stock for prices between .005 and .01 per share. This was amended on October 7 2022 to 250,000,000 shares of common stock at the price of 0.001.

On February 28 2023, the Board of Directors exercised its authority under the Delaware General Corporation Law to increase the Company’s authorized common stock from 750,000,000 to 1,250,000,000; this holders of a majority of the Company’s shares consented to the increase.

On May 15 2024, Dr. Edward Jacobs retired from the Company and was succeeded by Mr James E Kneer as Chairman and CEO. Mr. Gimhana Dissanayake joined him as a Director of the Company as of May 27, 2024.

On October 28, 2024, the Board unanimously resolved move forward with a reverse split of 1 for 300 shares. On December 3, 2024 the Board of Directors Approved a One-for-One Stock Dividend to holders of common stock.

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

The Company's current products in development include dietary supplements utilizing natural ingredients and proprietary methods to optimize the availability of nutrients in foods and beverages. The human products are designed to aid in cognitive health, regenerative stem cell activation, and healthy weight loss. MyndMed™ provides Immediate cognitive enhancement (focus, clarity, motivation), medium-term resilience and memory gains, and long-term neuroprotection and cognitive health, making it a robust solution for anyone seeking to optimize mental performance and brain longevity. Zeranovia™ is a healthy weight loss enhancer, and Wynovia™  is used to help reduce the loss of lean muscle mass during dieting.

Beginning in April, the Company completed preparations to launch the Canine Product – PawPa® Regen. Backed by science and advanced technology, PawPa®’s products not only enhance pet wellness but also set the new standard in pet care. “Regen” dog chew PawPa®’s flagship product is crafted with a blend of advanced nutraceutical compounds and infused with all-natural ingredients; these chews are specially formulated to enhance canines’ quality of life in their golden years. Specific benefits of the “Regen™” chew include Regenerative Support, Energy & Vitality, and Anti-aging Benefits.

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

(3) Results of Operations

The Company has minimal revenues for years ended December 31, 2025, and December 31, 2024, of 18,278 and $ 12,669  respectively.

In conjunction with the Company’s business plan, as discussed in Item I of this document, the Company has expended considerable effort and financial resources to the implementation of its business plan.  The Company incurred operating expenses of $1,054688 which required cash payments of $516,254, which was principally funded through shareholder investments and loans as disclosed in the accompanying financial statement footnotes.  The balance of the operating expenses was for activities that did not require cash payments, including stock-based compensation and a discount for amortization of debt.

Earnings (Loss) per share for the respective years ended December 31,2023 and December 31, 2024,  were $(0.15) and (0.11), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

On December 31, 2024 and 2025, respectively, the Company had working capital of approximately $ 225,901 and $261,885; inclusive of all related party accounts receivable, accrued expenses and line-of-credit notes payable.

It is the belief of management that our current finance partners, shareholders and the proceeds from our sales of Preferred D will be able provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding and we cannot be assured as to the success of our offering.  Further, the Company is at the mercy of future economic trends and business operations.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 8 - Financial Statements and Supplementary Data

BIOADAPTIVES, INC

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

F- 1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

BIOADAPTIVES, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioAdaptives, Inc (the ‘Company’) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity/ (deficit) and cash flows for each of the two years in the period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(10,721,204), net loss of $(1,557,898) These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting for Embedded Derivative Liabilities on Convertible Notes.

As described in Note 7 to the financial statements, the Company issued several convertible notes that require complex accounting considerations and significant estimates. The Company concluded that certain variable conversion features embedded in these notes require classification as derivative liabilities. These features are initially measured at fair value. The Company determined the fair value of these embedded derivatives using the Black‑Scholes model. The fair value of the embedded derivative liabilities related to the convertible notes was $1,738,804 as of December 31, 2025.

We identified the accounting considerations and related fair value measurements of these embedded derivative liabilities as a critical audit matter. Auditing these elements is especially challenging and requires significant auditor judgment due to the complexity of the instruments, the use of valuation models, and the need for specialized knowledge.

Our audit procedures related to the Company’s accounting considerations and significant estimates included, among others:

•	Reviewing the Company’s analysis of the terms and features of the convertible notes and evaluating the accounting conclusions reached.

•	Evaluating the identification and assessment of potential embedded derivatives and the determination of whether bifurcation was required.

•

Assessing the determination of fair value for the debt and equity components and related conversion features, including evaluating the valuation models used and the reasonableness of key assumptions in light of current accounting guidance.

•	Testing the mathematical accuracy of management’s calculations related to the fair value estimates.

/S/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

April 14, 2026

F- 2

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS
Current Assets:
Cash	$158,445	$137,470
Inventory	44,706	19,115
Security deposit	2,500	2,500
Prepaid expense	6,250	100,000
Other receivable	-	2,800
Total Current Assets	211,901	261,885

Property and equipment, net	14,000	-
TOTAL ASSETS	$225,901	$261,885

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	232,725	179,458
Derivative liabilities	1,738,804	1,053,249
Convertible notes	352,332	461,000
Notes Payable	32,096	32,096
Total Current Liabilities	2,355,957	1,725,803

Total Liabilities	2,355,957	1,725,803

Stockholders' Deficit:
Preferred stock, ($.0001 par value, 31,000,000 shares authorized;
Series A Preferred Stock 4,000,000 shares designated; 11,167 issued and outstanding as of December 31, 2025 and 2024	1	1
Series B Preferred Stock 5,000,000 shares designated; 9,667 share issued and outstanding as of December 31, 2025 and 2024	1	1
Series C Preferred Stock 1,000,000 shares designated; 1,000,000 share issued and outstanding as of December 31, 2025 and 2024	100	100
Series D Preferred Stock 20,000,000 shares designated; 198,335 and 72,687 share issued and outstanding as of December 31, 2025 and 2024, respectively	20	7
Common stock ($.0001 par value, 1,250,000,000 shares authorized; 12,008,725 and 8,215,426 shares issued and outstanding as of December 31, 2025 and 2024, and 66 issuable, respectively)	1,200	821
Additional paid-in capital	8,595,711	7,704,343
Subscription receivable	(5,885)	(5,885)
Accumulated deficit	(10,721,204)	(9,163,306)
Total Stockholders' Deficit	(2,130,056)	(1,463,918)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$225,901	$261,885

The accompanying notes are an integral part of these consolidated financial statements.

F- 3

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended
	December 31,
	2025	2024

Revenues	$18,278	$12,669
Cost of revenue	5,781	8,639
Gross Profit	12,497	4,030

Operating Expenses
General and administrative	820,508	335,306
Professional fees	230,162	169,523
Impairment of inventory	-	81,350
Amortization and impairment loss of license and patent	4,000	19,941
Total Operating Expenses	1,054,670	606,120

Loss from operations	(1,042,173)	(602,090)

Other Income (Expense)
Other income	-	4,950
Interest expense	(70,880)	(91,978)
Change in fair value of derivative liabilities	(578,645)	(210,043)
Gain on settlement of debt	133,800	-
Total Other Expense	(515,725)	(297,071)

Loss before income taxes	(1,557,898)	(899,161)

Net Loss	$(1,557,898)	$(899,161)

Net Loss Per Common Share:
Basic and Diluted	$(0.15)	$(0.11)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	10,072,563	8,215,426

The accompanying notes are an integral part of these consolidated financial statements.

F- 4

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

											Additional
	Series A Preferred stock		Series B Preferred stock		Series C Preferred stock		Series D Preferred stock		Common stock		paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	receivable	Deficit	Total
Balance, December 31, 2023	9,500	$1	7,500	$1	-	$-	-	$-	5,971,728	$597	$6,616,915	$-	$(8,264,145)	$(1,646,631)

Series A preferred stock issued for license fee	1,667	-	-	-	-	-	-	-	-	-	1,500	-	-	1,500
Series B preferred stock issued for license fee	-	-	1,667	-	-	-	-	-	-	-	3,000	-	-	3,000
Series B preferred stock issued for settlement of debt - related party	-	-	500	-	-	-	-	-	-	-	1,500	-	-	1,500
Series C preferred stock issued for purchase of inventory	-	-	-	-	1,000,000	100	-	-	-	-	59,900	-	-	60,000
Series D preferred stock issued for cash	-	-	-	-	-	-	50,000	5	-	-	299,995	(5,885)	-	294,115
Series D preferred stock issued for compensation	-	-	-	-	-	-	22,687	2	-	-	208,869	-	-	208,871
Common stock issued for conversion of debt	-	-	-	-	-	-	-	-	2,239,794	224	202,419		-	202,643
Reverse split adjustment	-	-	-	-	-	-	-	-	3,904	-	-	-	-	-
Debt forgiveness	-	-	-	-	-	-	-	-	-	-	310,245	-	-	310,245
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(899,161)	(899,161)

Balance, December 31, 2024	11,167	$1	9,667	$1	1,000,000	$100	72,687	$7	8,215,426	$821	$7,704,343	$(5,885)	$(9,163,306)	$(1,463,918)

Common stock issued for conversion of Series D preferred stock	-	-	-	-	-	-	(8,333)	(1)	833,300	83	(82)	-	-	-
Series D preferred stock issued for compensation	-	-	-	-	-	-	94,113	10	-	-	414,990	-	-	415,000
Series D preferred stock issued for cash	-	-	-	-	-	-	39,868	4	-	-	299,996	-	-	300,000
Common stock issued for conversion of debt	-	-	-	-	-	-	-	-	2,960,000	296	147,794			148,090
Stock option compensation	-	-	-	-	-	-	-	-	-	-	28,670	-	-	28,670
Reverse split adjustment	-	-	-	-	-	-	-	-	(1)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(1,557,898)	(1,557,898)

Balance, December 31, 2025	11,167	$1	9,667	$1	1,000,000	$100	198,335	$20	12,008,725	$1,200	$8,595,711	$(5,885)	$(10,721,204)	$(2,130,056)

The accompanying notes are an integral part of these consolidated financial statements.

F- 5

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,557,898)	$(899,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	578,645	210,043
Bad debt	2,859	-
Impairment of patent	-	18,000
Impairment of inventory	-	81,350
Amortization of license and patent	-	1,941
Amortization of debt discount	25,132	52,592
Management compensation	443,670	208,871
Depreciation	4,000	-
Gain on settlement of debt	(133,800)	-
Changes in operating assets and liabilities:
Accounts receivable	(59)	-
Inventory	(25,591)	(25,184)
Prepaid expense	93,750	57,200
Accounts payable and accrued liabilities	53,267	44,831
Net Cash Used in Operating Activities	(516,025)	(249,517)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase property and equipment's	(18,000)	-
Net Cash Used in Investing Activities	(18,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series D Preferred Stock	300,000	294,115
Proceeds from notes payable	-	32,096
Proceeds from convertible notes	255,000	-
Net Cash Provided by Financing Activities	555,000	326,211

Net change in cash	20,975	76,694
Cash at beginning of period	137,470	60,776
Cash at end of period	$158,445	$137,470

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability recognized as debt discount	$255,000	$-
Issuance of common stock for conversion of debt	$148,090	$202,643
Issuance of common stock for conversion of debt	$150,000	$-
Issuance of Series A preferred stock for license fee	$-	$1,500
Issuance of Series B preferred stock for license fee	$-	$3,000
Issuance of Series B preferred stock for settlement of debt - related party	$-	$1,500
Issuance of Series C preferred stock for purchase of inventory	$-	$60,000
Convertible note issued for consulting service	$-	$150,000
Debt forgiveness	$-	$310,245

The accompanying notes are an integral part of these consolidated financial statements.

F- 6

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

F- 7

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high-credit-quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. As of December 31, 2025 and 2024, the Company had $215,205 and $261,885 cash, respectively. As of December 31, 2025 and 2024, the Company did not have cash equivalents.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily and past due balances and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2025 and 2024, the Company record bad debt expense of $2,859 and $0, respectively.

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As of December 31, 2025 and 2024, the Company had inventory as follows, and determined that no reserve was required.

	December 31,	December 31,
	2025	2024
Finished goods	$35,207	$-
Raw material	9,499	19,115
	$44,706	$19,115

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

F- 8

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

The following table summarizes fair value measurements by level as of December 31, 2025 and 2024, measured at fair value on a recurring basis:

	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$-	$-	$-	$-

Liabilities
Derivative liabilities	$1,738,804	$-	$-	$1,738,804

	Total Carrying Value	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	as of December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$-	$-	$-	$-
Total	$-	$-	$-	$-

Liabilities
Derivative liabilities	$1,053,249	$-	$-	$1,053,249

F- 9

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

F- 10

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

For the years ended December 31, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31,	December 31,
	2025	2024
	(Shares)	(Shares)
Series A Preferred Stock	55,835	55,835
Series B Preferred Stock	96,670	96,670
Series C Preferred Stock	100,000,000	100,000,000
Series D Preferred Stock	19,832,833	4,792,339
Convertible notes	70,231,836	6,185,001
Total	190,217,174	111,129,840

F- 11

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $10,721,204 as of December 31, 2025. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Obtaining additional financing, successful development of the Company’s contemplated plan of operations, and the transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

As of December 31, 2025 and 2024, the Company recorded prepaid expense of $6,250 for OTC annual fee and $100,000 as prepaid profession fee, respectively.

F- 12

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities aa of December 31, 2025 and 2024 consists of the following:

	December 31,	December 31,
	2025	2024
Accounts payable	$13,513	$5,999
Accrued interest	218,189	172,438
Accrued liabilities	1,023	1,021
	$232,725	$179,458

6. CONVERTIBLE NOTES

Convertible notes as of December 31, 2025 and 2024 consist of the following:

	December 31,	December 31,
	2025	2024
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - originated in November 2024	16,200	150,000
Convertible Notes - originated in November 2025	295,000	-
Total convertible notes payable	622,200	461,000

Less: Unamortized debt discount	(269,868)	-
Total convertible notes	352,332	461,000

Less: current portion of convertible notes	352,332	461,000
Long-term convertible notes	$-	$-

For the years ended December 31, 2025 and 2024, the interest expense on convertible notes was $44,466 and $38,278, respectively. As of December 31, 2025 and 2024, the accrued interest was $215,973 and $171,507, respectively.

The Company recognized amortization expense related to the debt discount of $25,132 and $52,592 for the years ended December 31, 2025 and 2024, respectively, which is included in interest expense in the statements of operation.

Conversion

During the year ended December 31, 2025, the note holder converted principal amounts of $133,800 into 2,960,000 shares of common stock. As a result, the Company settled convertible notes, and derivative liability of $133,800, and recorded gain on settlement of debt of $133,800.

During the year ended December 31, 2024, the Company converted notes with principal amounts of $63,250 and accrued interest of $4,726 into 2,239,792 shares of common stock. The corresponding derivative liability at the date of conversion of $134,666 was credited to additional paid in capital.

Convertible Notes – Issued during the year ended December 31, 2025

During the year ended December 31, 2025, the Company issued a total principal amount of $295,000 in convertible notes for cash proceeds of $255,000. The terms of these convertible notes are summarized as follows:

F- 13

•	Term 1 year;

•	Annual interest rates 6 - 10%;

•	Convertible at the option of the holders at any time

•	Conversion prices are based on 60 - 65% of the lowest traded price for the common stock during 20-trading days.

In addition, the Company issued a total of 2,062,500 warrants in connection with certain convertible notes. The warrants will expire 3 years after issuance date, and the exercise price of $0.08. The Company determined that the warrants had a fixed monetary value with a variable number of shares at inception and categorized the warrants as a liability, which his derivative liability on the balance sheet.

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

F- 14

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2025. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the years ended December 31, 2025 and 2024, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Expected term	0.90 - 3.00 years	0.22- 0.46 years
Expected average volatility	283% - 301%	231% - 294%
Expected dividend yield	-	-
Risk-free interest rate	3.47%- 3.61%	5.25% - 5.48%

The following table summarizes the changes in the derivative liabilities during the years ended December 31, 2025 and 2024.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2023	$977,872

Settled on issuance of common stock	(134,666)
Loss on change in fair value of the derivative	210,043
Balance - December 31, 2024	$1,053,249

Addition of new derivatives recognized as debt discounts	210,293
Addition of new derivatives recognized as warrants	44,707
Addition of new derivatives recognized as loss on derivatives	430,425
Settled on issuance of common stock	(148,090)
Loss on change in fair value of the derivative	148,220
Balance - December 31, 2025	$1,738,804

The aggregate loss on derivatives during the years ended December 31, 2025 and 2024 was as follows.

	Years ended
	December 31,
	2025	2024
Day one loss due to derivative liabilities on convertible notes	$430,425	$-
Loss on change in fair value of the derivative liabilities	148,220	210,043
	$578,645	$210,043

F- 15

8. STOCKHOLDERS’ EQUITY

Preferred Stock

On March 13, 2025, the increase in number of preferred shares from 10,000,000 to 31,000,000 having the par value of 0.0001 per share was authorized by written consent of the holders of a majority of our outstanding voting stock.

The Company is authorized to issue 31,000,000 shares of preferred stock, $0.001 par value per share, of which 4,000,000 have been designated as Series A Preferred Stock, 5,000,000 have been designated as Series B Preferred Stock, 1,000,000 have been designated as Series C Preferred Stock and 20,000,000 have been designated as Series D Preferred Stock.

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

As of December 31, 2025 and 2024, 11,167 shares of Series A Preferred Stock are issued and outstanding.

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

As of December 31, 2025 and 2024, 9,667 shares of Series B Preferred Stock are issued and outstanding.

F- 16

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

As of December 31, 2025 and 2024, 1,000,000 shares and 0 shares of Series C Preferred Stock are issued and outstanding, respectively.

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

During the year ended December 31, 2025, the Company issued 94,113 shares of Series D Preferred stock valued at $415,000 for compensation.

During the year ended December 31, 2025, one shareholder converted 8,333 shares of Series D Preferred stock to 833,300 shares of common stock.

During the year ended December 31, 2025, the Company issued 39,868 shares of Series D Preferred stock in cash for subscription of $300,000.

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

F- 17

As of December 31, 2025 and 2024, 198,335 and 72,687 shares of Series D Preferred Stock are issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 1,250,000,000 shares of Common Stock, $0.001 par value per share.

As of December 31, 2025 and 2024, there were 12,008,725 and 8,215,426 shares of the Company’s common stock issued and outstanding, respectively. In addition, as of December 31, 2025 and 2024, there were 66 shares of the Company’s common stock issuable.

Fiscal year 2025

During the year ended December 31, 2025, the Company issued Common shares as follows;

•	2,960,000 shares of common stock for conversion of debt.
•	833,330 shares of common stock valued for conversion of Series D Preferred stock.

Fiscal year 2024

During the year ended December 31, 2024, the Company issued Common shares as follows;

•	2,239,794 shares of common stock valued at $202,643 for conversion of debt.
•	Reverse stock split adjustment of 3,904.

Stock Option

On April 16, 2025, the Company granted stock option of 500,000 shares of common stock to our director for compensation, valued at $28,670 with term of ten years, exercise price of $10.00 per share, fully vested on grant date. During the year ended December 31, 2025, the Company recognized stock option expense of $28,670.

The following is a summary of the change in stock option during the year ended December 31, 2025:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2024	-	$-	-
Granted	500,000	10.00	10.01
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2025	500,000	$10.00	9.30

Exercisable options, December 31, 2025	500,000	$10.00	9.30

The intrinsic value of the options as of December 31, 2025, is $0.

F- 18

9. RELATED PARTY TRANSACTIONS

Due to related party

During the year ended December 31, 2024, accounts payable of $2,729 was paid by a related party and due to related party of $5,106 was forgiven.

As of December 31, 2025 and 2024, the Company owed Dr. Edward E. Jacobs, M.D., $0.

Employee agreements

In May 2024, the Company entered into an employment agreement as our chief executive officer. The Company agrees to pay a salary of $300,000 per annum.  During the years ended December 31, 2055 and 2024, the Company recorded payroll expense of $300,000 and $158,871 and the Company issued 68,858 and 18,062 shares of Series D Preferred Stock for payroll, respectively.

In May 2024, the Company entered into an employment agreement as our director with a one-year term. The Company agrees to pay a salary of $5,000 per month.  During the years ended December 31, 2025 and 2024, the Company recorded payroll expense of $60,000 and $50,000 and the Company issued 13,102 and 4,625 shares of Series D Preferred Stock for payroll, respectively.

In January 2025, the Company entered into an employment agreement as our director. The Company agrees to pay a salary of $5,000 per month.  During the year ended December 31, 2025, the Company recorded payroll expenses of $55,000 for a director and the Company issued 12,153 shares of Series D Preferred Stock for payroll.

License

The term of licenses is a range from 1 to 3 years for certain products. The Company agrees to pay a royalty on sales of the Products during the term of licensee’s equivalent to 2 – 5% of gross product sales amounts (“GPSA”). Such royalty shall be payable only after the Licensor attains a GPSA of $20,000 to $30,000 in any calendar month and shall be payable on the entire GPSA for such period.

For the year ended December 31, 2024, the Company recorded amortization expense of $1,941 and impairment loss $18,000.  As of December 31, 2024, license was fully impaired.

10. NOTES PAYABLE

During the year ended December 31, 2024, the Company issued notes payable – related party of $32,096. The note is a 4% interest bearing promissory note that the term is 1 year.

During the year ended December 31, 2024, the Company repaid notes payable to a related party of $860 and recognized interest of $177.  The note is a 4% interest bearing promissory note that the term is 1 year.

During the year ended December 31, 2024, notes payable to a related party of $4,283 and accrued interest of $856 were forgiven and the balance of notes payable and accrued interest as of December 31, 2024 were $0.

F- 19

During the year ended December 31, 2025 and 2024, the Company recorded interest expense of $1,285 and $931, respectively, and recorded notes payable of $32,096, and accrued interest of $2,216 and $931, respectively, as of December 31, 2025 and 2024.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	December 31,	December 31,
	2025	2024
Net operating loss	$(200,260)	$(133,670)
Valuation allowance	200,260	133,670
Income tax expense per books	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2025	2024
NOL Carryover	$919,097	$718,837
Valuation allowance	(919,097)	(718,837)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of the United States of America, net operating loss carry forwards of approximately $4.4 million for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited to use in future years.

12. COMMITMENTS AND CONTINGENCIES

Short-term Leases

The Company has not entered into any long-term leases, contracts, or commitments. In November 2023, the Company leased an office for a month-to-month term. During the years ended December 31, 2025 and 2024, the Company incurred rent expense of $225 and $2,132, respectively. The Company recorded a security deposit of $2,500 as of December 31, 2025 and 2024.

13. SUBSEQUENT EVENTS

In January, the Company worked with River Inn to test a new Canine product for calming and stress. This is intended to explore a new item for PawPa® extending to the travelling markets.  In March, PawPa® was granted its TradeMark for its products.

F- 20

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 20242.

Name	Age	Principal Positions with Us

James E. Keener	55	Chairman & Chief Executive Officer

Gimhana Dissanayake	53	Director

Mark Frissora	60	Director

Biographical Information for James E. Keener

James E Keener,           Age  55   . Chairman and Chief Executive Officer

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

Biographical Information for Gimhana Dissanayake

Gimhana Dissanayake,   Age  52   , Director

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

Biographical Information for Mark P. Frissora

Mark P. Frissora, Age 60,  Director

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

Name	Age	Principal Positions with Us

Reed Harris	69	Advisor

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, James E.Keener, at the address appearing on the first page of this annual report.

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

As of December 31, 2025

Title of class	Name of beneficial owner	Amount of beneficial ownership	Percent of class
Series C	James E Keener	1,000,000 shares	100%
Series D	James E Keener	86,621 shares	24.8%
	Chairman & Chief Executive Officer
Series D	Gimhana Dissanayake	26.060 shares	17.8%
	Director
Series D	Mark P. Frissora	52,021share

All Officers and Directors as a Group (3 persons)

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

On October 2, 2017, the Board of Directors appointed Kim Southworth and Dr. Edward E Jacobs, Jr MD as directors and Barry K. Epling resigned as Chairman. FHI donated 9,628.568 shares of the Company’s common stock to the Breath of Life Foundation, a Section 501(c)(3) non-profit organization. At that time, these shares constituted 51.84% of the Company’s issued and outstanding shares and, as part of the grant, Breath of Life granted the Company’s Board of Directors an irrevocable proxy to vote them.  With these actions, Barry K. Epling terminated his relationship with the Company as an owner (direct or indirect), officer or director

September 2018,

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

Item 14 - Principal Accountant Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements:

	Audit Services	Audit Related Fees	Tax Fees	Other Fees
Year Ended December 31, 2025	$39,750.00	$27,146.25	$0	$0

Year Ended December 31,2024	$53,575.00	$20,858.00	$0	$0

Item 15 - Exhibits and Financial Statement Schedules

31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002

32.1	Section 906 Certification under Sarbanes Oxley Act of 2002

Item 16 - Form 10-K Summary

None

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2026.

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

April 14, 2026

