Form 10-Q
period 2026-03-31
BIOADAPTIVES, INC.
filed 2026-05-15
CIK 1575142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

☐	Large accelerated filer	☐	Accelerated filer

☐	Non-Accelerated filer	☒	Smaller reporting Company

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES     ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

12,008,659 common shares issued and outstanding as of May 1, 2026

Form 10-Q

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2026	2025

ASSETS
Current Assets:
Cash	$73,606	$158,445
Inventory	42,968	44,706
Security deposit	2,500	2,500
Prepaid expense	4,375	6,250
Total Current Assets	123,449	211,901

Property and equipment, net	12,500	14,000
TOTAL ASSETS	$135,949	$225,901

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	248,886	232,725
Derivative liabilities	1,563,920	1,738,804
Convertible notes	424,211	352,332
Notes Payable	32,096	32,096
Due to related party	2,978	-
Total Current Liabilities	2,272,091	2,355,957

Total Liabilities	2,272,091	2,355,957

Stockholders' Deficit:
Preferred stock, ($.0001 par value, 31,000,000 shares authorized;
Series A Preferred Stock 4,000,000 shares designated; 11,167 issued and outstanding as of March 31, 2026 and December 31, 2025	1	1
Series B Preferred Stock 5,000,000 shares designated; 9,667 share issued and outstanding as of March 31, 2026 and December 31, 2025	1	1
Series C Preferred Stock 1,000,000 shares designated; 1,000,000 share issued and outstanding as of March 31, 2026 and December 31, 2025	100	100
Series D Preferred Stock 20,000,000 shares designated; 265,016 and 198,335 share issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	27	20
Common stock ($.0001 par value, 1,250,000,000 shares authorized; 12,008,725 shares issued and outstanding as of March 31, 2026 and December 31, 2025, and 66 issuable)	1,200	1,200
Additional paid-in capital	8,700,704	8,595,711
Subscription receivable	(5,885)	(5,885)
Accumulated deficit	(10,832,290)	(10,721,204)
Total Stockholders' Deficit	(2,136,142)	(2,130,056)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$135,949	$225,901

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended
	March 31,
	2026	2025

Revenues	$5,514	$-
Cost of revenue	1,401	-
Gross Profit (Loss)	4,113	-

Operating Expenses
General and administrative	181,050	143,383
Professional fees	19,781	105,765
Depreciation	1,500	-
Total Operating Expenses	202,331	249,148

Loss from operations	(198,218)	(249,148)

Other Income (Expense)
Other income	5	-
Interest expense	(87,757)	(9,647)
Change in fair value of derivative liabilities	174,884	61,659
Total Other Income	87,132	52,012

Loss before income taxes	(111,086)	(197,136)

Net Loss	$(111,086)	$(197,136)

Net Loss Per Common Share:
Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	12,008,725	9,048,725

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Preferred stock		Series B Preferred stock		Series C Preferred stock		Series D Preferred stock		Common stock		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	receivable	Deficit	Total

Balance, December 31, 2025	11,167	$1	9,667	$1	1,000,000	$100	198,335	$20	12,008,725	$1,200	$8,595,711	$(5,885)	$(10,721,204)	$(2,130,056)

Series D preferred stock issued for compensation	-	-	-	-	-	-	66,681	7	-	-	104,993	-	-	105,000
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(111,086)	(111,086)
Balance, March 31, 2026	11,167	1	9,667	1	1,000,000	100	265,016	27	12,008,725	1,200	$8,700,704	(5,885)	(10,832,290)	(2,136,142)

	Series A Preferred stock		Series B Preferred stock		Series C Preferred stock		Series D Preferred stock		Common stock		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	receivable	Deficit	Total

Balance, December 31, 2024	11,167	$1	9,667	$1	1,000,000	$100	72,687	$7	8,215,426	$821	$7,704,343	$(5,885)	$(9,163,306)	$(1,463,918)

Common stock issued for conversion of Series D preferred stock	-	-	-	-	-	-	(8,333)	(1)	833,300	83	(82)	-	-	-
Series D preferred stock issued for compensation	-	-	-	-	-	-	10,508	1	-	-	89,999	-	-	90,000
Reverse split adjustment	-	-	-	-	-	-	-	-	(1)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(197,136)	(197,136)
Balance, March 31, 2025	11,167	$1	9,667	$1	1,000,000	$100	74,862	$7	9,048,725	$904	$7,794,260	$(5,885)	$(9,360,442)	$(1,571,054)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Three months ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(111,086)	$(197,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(174,884)	(61,659)
Amortization of debt discount	71,879	-
Management compensation	105,000	90,000
Amortization of prepaid expense	-	75,000
Accrual of consulting fees		5,000
Depreciation	1,500	-
Changes in operating assets and liabilities:
Inventory	1,738	(21,469)
Prepaid expense	1,875	-
Accounts payable and accrued liabilities	16,161	12,358
Due to related party	2,978	-
Net Cash Used in Operating Activities	(84,839)	(97,906)

Net change in cash	(84,839)	(97,906)
Cash at beginning of period	158,445	137,470
Cash at end of period	$73,606	$39,564

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

The Company’s corporate office is located at 2620 Regatta Drive, Suite 102, Las Vegas, NV 89128.

2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim period presented, have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10K filed with SEC on April 14, 2026, have been omitted

Use of estimates

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

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As of March 31, 2026 and December 31, 2025, the Company had inventory as follows, and determined that no reserve was required.

	March 31,	December 31,
	2026	2025
Finished goods	$33,469	$35,207
Raw material	9,499	9,499
	$42,968	$44,706

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

The following table summarizes fair value measurements by level as of March 31, 2026 and December 31, 2025, measured at fair value on a recurring basis:

	Total Carrying Value as of March 31, 2026	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity Securities	$-	$-	$-	$-
Total	$-	$-	$-	$-

Liabilities
Derivative liabilities	$1,563,920	$-	$-	$1,563,920

	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$-	$-	$-	$-

Liabilities
Derivative liabilities	$1,738,804	$-	$-	$1,738,804

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

For the three months ended March 31, 2026 and 2025, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,	March 31,
	2026	2025
	(Shares)	(Shares)
Series A Preferred Stock	55,835	55,835
Series B Preferred Stock	96,670	96,670
Series C Preferred Stock	100,000,000	100,000,000
Series D Preferred Stock	26,500,933	7,486,215
Convertible notes	140,111,984	9,925,830
Total	266,765,422	117,564,550

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $10,832,290 as of March 31, 2026. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Obtaining additional financing, successful development of the Company’s contemplated plan of operations, and the transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of March 31, 2026 and December 31, 2025, consists of the following:

	March 31,	December 31,
	2026	2025
Accounts payable	$13,787	$13,513
Accrued interest	234,067	218,189
Accrued liabilities	1,032	1,023
	$248,886	$232,725

5. CONVERTIBLE NOTES

Convertible notes as of March 31, 2026 and December 31, 2025, consist of the following:

	March 31,	December 31,
	2026	2025
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - originated in November 2024	16,200	16,200
Convertible Notes - originated in November 2025	295,000	295,000
Total convertible notes payable	622,200	622,200

Less: Unamortized debt discount	(197,989)	(269,868)
Total convertible notes	424,211	352,332

Less: current portion of convertible notes	424,211	352,332
Long-term convertible notes	$-	$-

For the three months ended March 31, 2026 and 2025, the interest expense on convertible notes was $15,561 and $9,330, respectively. As of March 31, 2026 and December 31, 2025, the accrued interest was $231,534 and $215,973, respectively.

The Company recognized amortization expense related to the debt discount of $71,879 and $0 for the three months ended March 31, 2026 and 2025, respectively, which is included in interest expense in the statements of operation.

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

In addition, the Company issued a total of 2,062,500 warrants in connection with certain convertible notes. The warrants will expire 3 years after issuance date, and the exercise price of $0.08. The Company determined that the warrants had a fixed monetary value with a variable number of shares at inception and categorized the warrants as a liability, which is derivative liability on the balance sheet.

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

6. DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

Fair Value Assumptions Used in Accounting for Derivative Liabilities.

ASC 815 requires us to assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2026. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the three months ended March 31, 2026, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Three months ended
March 31,
2026
Expected term	0.65 - 2.66 years
Expected average volatility	280% - 288%
Expected dividend yield	-
Risk-free interest rate	3.72%- 3.81%

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2026.

Balance - December 31, 2025	$1,738,804

Gain on change in fair value of the derivative	(174,884)
Balance - March 31, 2026	$1,563,920

The aggregate loss on derivatives during the three months ended March 31, 2026 and 2025 was as follows.

	Three months ended
	March 31,
	2026	2025
Gain on change in fair value of the derivative liabilities	$(174,884)	$(61,659)

7. STOCKHOLDERS’ EQUITY

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

During the three months ended March 31, 2026, there was no issuance of Series A shares.

As of March 31, 2026 and December 31, 2025, 11,167 shares of Series A Preferred Stock are issued and outstanding.

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

During the three months ended March 31, 2026, there was no issuance of Series B shares.

As of March 31, 2026 and December 31, 2025, 9,667 shares of Series B Preferred Stock are issued and outstanding.

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

During the three months ended March 31, 2026, there was no issuance of Series C shares.

As of March 31, 2026 and December 31, 2025, 1,000,000 shares of Series C Preferred Stock are issued and outstanding.

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

During three months ended March 31, 2026, the Company issued 66,681 shares of Series D Preferred stock valued at $105,000 for compensation.

As of March 31, 2026 and December 31, 2025, 265,016 and 198,335 shares of Series D Preferred Stock are issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 1,250,000,000 shares of Common Stock, $0.001 par value per share.

During the three months ended March 31, 2026, there was no issuance of common stock.

As of March 31, 2026 and December 31, 2025, there were 12,008,725 shares of the Company’s common stock issued and outstanding. In addition, as of March 31, 2026 and December 31, 2025, there were 66 shares of the Company’s common stock issuable.

Stock Option

The following is a summary of the change in stock option during the three months ended March 31, 2026:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2025	500,000	$10.00	9.30
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, March 31, 2026	500,000	$10.00	9.05

Exercisable options, March 31, 2026	500,000	$10.00	9.05

The intrinsic value of the options as of March 31, 2026, is $0.

8. RELATED PARTY TRANSACTIONS

Due to related party

As of March 31, 2026, the Company recorded due to a related party of $2,978 for the payment of operating expenses on behalf of the Company. This amount is non-interest bearing and due on demand.

Employee agreements

In May 2024, the Company entered into an employment agreement as our chief executive officer. The Company agrees to pay a salary of $300,000 per annum.  During the three months ended March 31, 2026 and 2025, the Company recorded payroll expense of $75,000 and the Company issued 47,623 and 8,757 shares of Series D Preferred Stock for payroll, respectively.

In May 2024, the Company entered into an employment agreement as our director with a one-year term. The Company agrees to pay a salary of $5,000 per month.  During the three months ended March 31, 2026 and 2025, the Company recorded payroll expense of $15,000 and the Company issued 9,529 and 1,751 shares of Series D Preferred Stock for payroll, respectively.

In January 2025, the Company entered into an employment agreement as our director. The Company agrees to pay a salary of $5,000 per month.  During the three months ended March 31, 2026, the Company recorded payroll expense of $15,000 and the Company issued 9,529 shares of Series D Preferred Stock for payroll.

9. NOTES PAYABLE

During the year ended December 31, 2024, the Company issued notes payable – related party of $32,096. The note is a 4% interest bearing promissory note that the term is 1 year.

During the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $317, and recorded notes payable of $32,096, and accrued interest of $2,533 and $2,216, respectively, as of March 31, 2026 and December 31, 2025.

10. COMMITMENTS AND CONTINGENCIES

Short-term Leases

The Company has not entered into any long-term leases, contracts, or commitments. In November 2023, the Company leased an office for a month-to-month term. During the three months ended March 31, 2026 and 2025, the Company incurred rent expense of $150 and $0, respectively. The Company recorded a security deposit of $2,500 as of March 31, 2026 and December 31, 2025.

11. SUBSEQUENT EVENTS

In April 2026, the Company launched a new product line: MyndSystem™, which is an expansion development of the initial MyndMed™ product. This will be a full line of products, starting with MyndSystem™, which is a combo of MyndMed™, the day time performance product and  MyndRenew™, the night time repair platform, together  a 24-hour day and night performance and repair system.

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

Beginning in April 2025, the Company completed preparations to launch the Canine Product – PawPa®Regen. Backed by science and advanced technology, PawPa®’s products not only enhance pet wellness but also set the new standard in pet care. “Regen” dog chew PawPa®’s flagship product is crafted with a blend of advanced nutraceutical compounds and infused with all-natural ingredients; these chews are specially formulated to enhance canines’ quality of life in their golden years. Specific benefits of the “Regen” chew include Regenerative Support, Energy & Vitality, and Anti-aging Benefits.

The Company’s Product MyndMed™ completed its pre-launch phase in November 2025.  MyndMed™ is designed to optimize multiple neurotransmitter systems and neuroprotective pathways, delivering broad-spectrum cognitive benefits. By synergistically targeting acetylcholine, dopamine, neuroprotection, synaptic growth, and stress reduction, MyndMed™ supports both immediate and sustained improvements in mental performance, resilience, and brain health. It aids in a rapid increase in motivation, sustained attention, and mental clarity, and helps in tackling demanding cognitive tasks with greater drive and efficiency.  The product underwent rigorous testing by TruShield and received its TruShield Certified Certification, which provides the brand with a trusted, science-backed way to demonstrate that the product is free from banned substances.

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

In June, the Company also placed its PawPa™ Regen™ Dog Treats with Amazon and started limited advertising efforts there.  It has shown slow progress.

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

BioAdaptives actively investigates new products, techniques, and novel applications of existing products or technology in our research. The Company's research has focused on investigating all-natural supplement formulations that activate primitive cells, including stem cells and their derivatives, and natural ingredients that encourage stem cell proliferation. In 2022, the Company started a product line utilizing cyanobacteria and mushrooms. Since 2025, the Company has actively researched and started testing and manufacturing a line of neuro-performance and repair product.

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

2.  LIQUITITY AND CAPITAL RESOURCES:

Liquidity -- Financial Performance –  Three Months Ended March 31, 2026, and 2025

We had a net loss of $ 111,086 for the three-month period ended March 31, 2026, which was $ 86,050 less than the net loss of $ 197,136 for the three-month period ended March 31, 2025. The change in our results is mainly due to the Change in operating expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2026 and 2025.

	March 31, 2026	March 31, 2025	Changes

Revenue	4,113	-	4,113

Cost of Sales	1,401	-	(1,401)

Operation Expenses	202,331	249,148	46,817

Other income (expenses)	87,132	52,012	(29,521)

Net Income (loss)	(111,086)	(197,136)	86,050

Revenue

PawPa™ Regen dog treats, started limited sales via its website and Amazon. It is still going through its market testing. ClearMynd™ MyndMed™ started its test marketing in November and is still evolving into its new bundle. While Xcellara™ has not started its marketing yet.

Cost of Sales

Cost of Sales covers these sales

Operation Expenses

Our general, administrative and professional fees are largely attributable to office, rent, advertising, consultants and transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company as well as stock-based compensation for officers, directors and consultants.

Other Income (Expense) $ 5 and $ - for the three months ended March 31, 2026, and 2025. It also shows a change in fair value of derivative liabilities of 174,884 and 61,659 for March 31, 2026, and 2025.

Net Loss

As a result of our operating expenses the Company reported a net loss of $111,086 and $197.136 for the three months ended March 31, 2026, and 2025

Capital Resources – Balance Sheet and Cash Flows

Our balance sheet as of March 31, 2026 reflects current assets of $ 123,449 , including cash in the amount of    $73.606.

Working Capital (Deficiency)

	March 31, 2026	March 31, 2025	Change

Current Assets	$135,949	$110,448	$(25,501)

Current Liabilities	$(2,272,091)	$(1,681,502)	$(590,589)

Working Capital (Deficiency)	$(2,136,142)	$(1,571,054)	$(565,088)

	Nine Months Ended March 31
	2026	2025	Change

Cash provided by (used in) Operating Activities	$(84,839)	$(97,906)	$13,067
Cash provided by (used in) Investing Activities	-	-	-
Cash provided by (used in) Financing Activities	-	-	-

Net cash provided (used) by operating activities during the nine months ended March 31, 2026 was $84.839 a decrease of $ 13,067 from net cash used of $97,906 in operating activities during the three months ended March 31,  2025

As of March 31, 2026, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, as well as the sales of our various new product lines, which may be insufficient to fund our capital expenditure, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

On March 31, 2026, we had $ 73,606 of cash on-hand and an accumulated deficit of $ 1,465,210  , and as noted throughout this report and our financial statements and notes thereto, our independent auditors expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2025. We anticipate to be incurring some losses in the near future, until all the products are launched and  have maximized their sales. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2026.  This evaluation was carried out under by our Chief Executive Officer.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2026 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2026,  our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2026: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

BioAdaptives Inc. (Registrant)

Dated: May 15, 2026	/s/ James E. Keener
James E. Keener
Chief Executive Officer

