Form 10-Q
period 2026-06-30
BIOADAPTIVES, INC.
filed 2026-08-19
CIK 1575142

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-Accelerated filer	☒	Smaller reporting Company
☐	Emerging Growth Company:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

196,926,762 common shares issued and outstanding as of August 13, 2026

Form 10-Q

BIOADAPTIVES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2026	2025

ASSETS
Current Assets:
Cash	$29,221	$158,445
Inventory	36,046	44,706
Security deposit	-	2,500
Prepaid expense	2,500	6,250
Total Current Assets	67,767	211,901

Property and equipment, net	11,000	14,000
TOTAL ASSETS	$78,767	$225,901

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	268,774	232,725
Derivative liabilities	1,050,397	1,738,804
Convertible notes	490,629	352,332
Notes Payable	32,096	32,096
Due to related party	2,978	-
Total Current Liabilities	1,844,874	2,355,957

Total Liabilities	1,844,874	2,355,957

Stockholders' Deficit:
Preferred stock, ($.0001 par value, 31,000,000 shares authorized;
Series A Preferred Stock 4,000,000 shares designated; 11,167 issued and outstanding as of June 30, 2026 and December 31, 2025	1	1
Series B Preferred Stock 5,000,000 shares designated; 9,667 share issued and outstanding as of June 30, 2026 and December 31, 2025	1	1
Series C Preferred Stock 1,000,000 shares designated; 1,000,000 share issued and outstanding as of June 30, 2026 and December 31, 2025	100	100
Series D Preferred Stock 20,000,000 shares designated; 362,393 and 198,335 share issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	36	20
Common stock ($.0001 par value, 1,250,000,000 shares authorized; 36,595,174 and 12,008,725 shares issued and outstanding as of June 30, 2026 and December 31, 2025, and 66 issuable, respectively)	3,659	1,200
Additional paid-in capital	8,918,181	8,595,711
Subscription receivable	(5,885)	(5,885)
Accumulated deficit	(10,682,200)	(10,721,204)
Total Stockholders' Deficit	(1,766,107)	(2,130,056)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$78,767	$225,901

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months		Six months
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	$4,988	$3,219	$10,502	$3,219
Cost of revenue	748	2,156	2,149	2,156
Gross Profit	4,240	1,063	8,353	1,063

Operating Expenses
General and administrative	177,745	197,892	358,795	341,275
Professional fees	22,171	81,390	41,952	187,155
Impairment of inventory	-	-	-	-
Depreciation	1,500	1,000	3,000	1,000
Total Operating Expenses	201,416	280,282	403,747	529,430

Loss from operations	(197,176)	(279,219)	(395,394)	(528,367)

Other Income (Expense)
Other income	-	-	5	-
Interest expense	(115,038)	(9,649)	(202,795)	(19,296)
Change in fair value of derivative liabilities	446,730	130,954	621,614	192,613
Gain on settlement of debt	15,574	-	15,574	-
Total Other Income	347,266	121,305	434,398	173,317

Income (loss) before income taxes	150,090	(157,914)	39,004	(355,050)

Net Income (Loss)	$150,090	$(157,914)	$39,004	$(355,050)

Net Income (Loss) Per Common Share:
Basic	$0.01	$(0.02)	$0.00	$(0.04)
Diluted	$(0.00)	$(0.02)	$(0.00)	$(0.04)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	14,192,536	9,533,375	13,106,785	8,998,067

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six months ended June 30, 2026

	Series A Preferred stock		Series B Preferred stock		Series C Preferred stock		Series D Preferred stock		Common stock		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	receivable	Deficit	Total

Balance, December 31, 2025	11,167	$1	9,667	$1	1,000,000	$100	198,335	$20	12,008,725	$1,200	$8,595,711	$(5,885)	$(10,721,204)	$(2,130,056)

Series D preferred stock issued for compensation	-	-	-	-	-	-	66,681	7	-	-	104,993	-	-	105,000
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(111,086)	(111,086)
Balance, March 31, 2026	11,167	1	9,667	1	1,000,000	100	265,016	27	12,008,725	1,200	$8,700,704	(5,885)	(10,832,290)	(2,136,142)

Series D preferred stock issued for compensation	-	-	-	-	-	-	97,377	9	-	-	104,991	-	-	105,000
Common stock issued for conversion of debt	-	-	-	-	-	-	-	-	19,586,449	1,959	90,487	-	-	92,446
Common stock issued for compensation	-	-	-	-	-	-	-	-	2,000,000	200	8,799	-	-	8,999
Common stock issued for service									3,000,000	300	13,200	-	-	13,500
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	150,090	150,090
Balance, June 30, 2026	11,167	$1	9,667	$1	1,000,000	$100	362,393	$36	36,595,174	$3,659	$8,918,181	$(5,885)	$(10,682,200)	$(1,766,107)

For the Three and Six months ended June 30, 2025

	Series A Preferred stock		Series B Preferred stock		Series C Preferred stock		Series D Preferred stock		Common stock		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	receivable	Deficit	Total

Balance, December 31, 2024	11,167	$1	9,667	$1	1,000,000	$100	72,687	$7	8,215,426	$821	$7,704,343	$(5,885)	$(9,163,306)	$(1,463,918)

Common stock issued for conversion of Series D preferred stock	-	-	-	-	-	-	(8,333)	(1)	833,300	83	(82)	-	-	-
Series D preferred stock issued for compensation	-	-	-	-	-	-	10,508	1	-	-	89,999	-	-	90,000
Reverse split adjustment	-	-	-	-	-	-	-	-	(1)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(197,136)	(197,136)
Balance, March 31, 2025	11,167	1	9,667	1	1,000,000	100	74,862	7	9,048,725	904	$7,794,260	(5,885)	(9,360,442)	(1,571,054)

Common stock issued for stock payable	-	-	-	-	-	-	-	-	900,000	90	149,910	-	-	150,000
Series D preferred stock issued for compensation	-	-	-	-	-	-	15,080	2	-	-	114,998			115,000
Series D preferred stock issued for cash	-	-	-	-	-	-	39,868	4	-	-	299,996	-	-	300,000
Stock option compensation	-	-	-	-	-	-	-	-	-	-	28,670	-	-	28,670
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(157,914)	(157,914)
Balance, June 30, 2025	11,167	$1	9,667	$1	1,000,000	$100	129,810	$13	9,948,725	$994	$8,387,834	$(5,885)	$(9,518,356)	$(1,135,298)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOADAPTIVES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Six months ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$39,004	$(355,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(621,614)	(192,613)
Amortization of debt discount	153,247	-
Management compensation	210,000	-
Stock based compensation	22,499	233,670
Depreciation	3,000	1,000
Gain on settlement of debt	(15,574)	-
Write-off of security deposit	2,500	-
Changes in operating assets and liabilities:
Accounts receivable	-	(59)
Inventory	8,660	(20,459)
Prepaid expense	3,750	100,000
Accounts payable and accrued liabilities	62,326	24,623
Due to related party	2,978	-
Net Cash Used in Operating Activities	(129,224)	(208,888)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase property and equipment	-	(18,000)
Net Cash Used in Investing Activities	-	(18,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series D Preferred Stock	-	300,000
Net Cash Provided by Financing Activities	-	300,000

Net change in cash	(129,224)	73,112
Cash at beginning of period	158,445	137,470
Cash at end of period	$29,221	$210,582

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$92,446	$-
Issuance of common stock for stock payable	$-	$150,000

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As of June 30, 2026 and December 31, 2025, the Company had inventory as follows, and determined that no reserve was required.

	June 30,	December 31,
	2026	2025
Finished goods	$26,547	$35,207
Raw material	9,499	9,499
	$36,046	$44,706

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

The following table summarizes fair value measurements by level as of June 30, 2026 and December 31, 2025, measured at fair value on a recurring basis:

	Total Carrying Value as of June 30,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$-	$-	$-	$-
Total	$-	$-	$-	$-

Liabilities
Derivative liabilities	$1,050,397	$-	$-	$1,050,397

	Total Carrying Value as of December 31,	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity Securities	$-	$-	$-	$-

Liabilities
Derivative liabilities	$1,738,804	$-	$-	$1,738,804

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

The following represents a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computation for the three and six months ended June 30, 2026:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net Income (Loss)	$150,090	$(157,914)	$39,004	$(355,050)
Gain on change in fair value of derivatives	(446,730)	-	(621,614)	-
Interest on convertible debt	33,351	-	48,912	-
Net Loss - diluted	$(263,289)	$(157,914)	$(533,698)	$(355,050)

Denominator:
Weighted-average shares of common stock	14,192,536	9,533,375	13,106,785	8,998,067
Effect of dilutive shares
Convertible notes	267,003,726	-	267,003,726	-
Diluted weighted-average of common stock	281,196,262	9,533,375	280,110,511	8,998,067

Net Income (Loss) Per Common Share:
Basic:	$0.01	$(0.02)	$0.00	$(0.04)
Diluted:	$(0.00)	$(0.02)	$(0.00)	$(0.04)

For the six months ended June 30, 2026 and 2025, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	June 30,	June 30,
	2026	2025
	(Shares)	(Shares)
Series A Preferred Stock	55,835	55,835
Series B Preferred Stock	96,670	96,670
Series C Preferred Stock	100,000,000	100,000,000
Series D Preferred Stock	36,238,633	7,486,215
Convertible notes	403,817,995	9,925,830
Total	540,209,133	117,564,550

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had an accumulated deficit of $10,682,200 as of June 30, 2026. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Obtaining additional financing, successful development of the Company’s contemplated plan of operations, and the transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of June 30, 2026 and December 31, 2025, consists of the following:

	June 30,	December 31,
	2026	2025
Accounts payable	$26,271	$13,513
Accrued interest	241,461	218,189
Accrued liabilities	1,042	1,023
	$268,774	$232,725

5. CONVERTIBLE NOTES

Convertible notes as of June 30, 2026 and December 31, 2025, consist of the following:

	June 30,	December 31,
	2026	2025
Convertible Notes - originated in April 2018	$95,000	$95,000
Convertible Notes - originated in June 2018	166,000	166,000
Convertible Notes - originated in October 2018	50,000	50,000
Convertible Notes - originated in November 2024	16,200	16,200
Convertible Notes - originated in November 2025	280,050	295,000
Total convertible notes payable	607,250	622,200

Less: Unamortized debt discount	(116,621)	(269,868)
Total convertible notes	490,629	352,332

Less: current portion of convertible notes	490,629	352,332
Long-term convertible notes	$-	$-

For the six months ended June 30, 2026 and 2025, the interest expense on convertible notes was $48,912 and $18,660, respectively. As of June 30, 2026 and December 31, 2025, the accrued interest was $238,609 and $215,973, respectively.

The Company recognized amortization expense related to the debt discount of $153,247 and $0 for the six months ended June 30, 2026 and 2025, respectively, which is included in interest expense in the statements of operation.

Conversion

During the six months ended June 30, 2026, the note holders converted principal of $14,950 and accrued interest of $26,276 into 19,586,449 shares of the Company's common stock. As a result, the Company extinguished the related debt obligations and derecognized derivative liabilities of $66,793 and recorded gain on settlement of debt of $15,574.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2026. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the six months ended June 30, 2026, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Six months ended
June 30,
2026
Expected term	0.40 - 2.66 years
Expected average volatility	221% - 288%
Expected dividend yield	-
Risk-free interest rate	3.72%- 4.15%

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2026.

Balance - December 31, 2025	$1,738,804

Settled on issuance of common stock	(66,793)
(Gain) loss on change in fair value of the derivative	(621,614)
Balance - June 30, 2026	$1,050,397

The aggregate loss on derivatives during the six months ended June 30, 2026 and 2025 was as follows.

	Six months ended
	June 30,
	2026	2025
(Gain) on change in fair value of the derivative liabilities	(621,614)	(192,613)
	$(621,614)	$(192,613)

7. STOCKHOLDERS’ EQUITY

Preferred Stock

On March 13, 2025, the increase in number of preferred shares from 10,000,000 to 31,000,000 having the par value of 0.0001 per share was authorized by written consent of the holders of a majority of our outstanding voting stock.

The Company is authorized to issue 31,000,000 shares of preferred stock, $0.0001 par value per share, of which 4,000,000 have been designated as Series A Preferred Stock, 5,000,000 have been designated as Series B Preferred Stock, 1,000,000 have been designated as Series C Preferred Stock and 20,000,000 have been designated as Series D Preferred Stock.

Series A Preferred Stock

On February 6, 2020, the Company established its Series A Preferred Stock, par value $0.0001, by filing a Certificate of Designation with the Delaware Secretary of State. The Company’s board exercised “blank check” authority to establish classes of preferred stock without approval by shareholders under provision of its original Articles of Incorporation and has designated 4,000,000 shares of Series A Preferred Stock.

The Company may use the Series A Preferred Stock for purpose of asset acquisition or in satisfaction of recognized debt; they are not otherwise available for sale. The Series A Preferred Stock have enhanced voting privileges under certain circumstances; the collective right to appoint elect one director, at the Holders’ option; and conversion-to-common rights at a 5:1 ratio.

As of June 30, 2026 and December 31, 2025, 11,167 shares of Series A Preferred Stock are issued and outstanding.

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

As of June 30, 2026 and December 31, 2025, 9,667 shares of Series B Preferred Stock are issued and outstanding.

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

During the six months ended June 30, 2026, there was no issuance of Series C shares.

As of June 30, 2026 and December 31, 2025, 1,000,000 shares of Series C Preferred Stock are issued and outstanding.

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

The holders may convert the Series D Preferred Stock to Common Stock at a rate of 100 shares of common stock for each share of Series D Preferred Stock. Each Series D Preferred Stock carries the voting rights equal to 100 shares of Common Stock.

During six months ended June 30, 2026, the Company issued 164,058 shares of Series D Preferred stock valued at $210,000 for compensation.

As of June 30, 2026 and December 31, 2025, 362,393 and 198,335 shares of Series D Preferred Stock are issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 1,250,000,000 shares of Common Stock, $0.0001 par value per share.

During the six months ended June 30, 2026, the Company issued an aggregate of 24,586,449 shares of common stock as follows;

•	19,586,449 shares issued upon the common stock for conversion of debt.
•	2,000,000 shares issued for compensation, valued at $8,999.
•	3,000,000 shares issued for services, valued at $13,500.

As of June 30, 2026 and December 31, 2025, there were 36,595,174 and 12,008,725 shares of the Company’s common stock issued and outstanding. In addition, as of June 30, 2026 and December 31, 2025, there were 66 shares of the Company’s common stock issuable.

Stock Option

The following is a summary of the change in stock option during the six months ended June 30, 2026:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2025	500,000	$10.00	9.30
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, June 30, 2026	500,000	$10.00	8.80

Exercisable options, June 30, 2026	500,000	$10.00	8.80

The intrinsic value of the options as of June 30, 2026, is $0.

8. RELATED PARTY TRANSACTIONS

Due to related party

As of June 30, 2026, the Company recorded due to a related party of $2,978 for the payment of operating expenses on behalf of the Company. This amount is non-interest bearing and due on demand.

Employee agreements

In May 2024, the Company entered into an employment agreement as our chief executive officer. The Company agrees to pay a salary of $300,000 per annum.  During the six months ended June 30, 2026 and 2025, the Company recorded payroll expense of $150,000 and the Company issued 117,178 and 18,955 shares of Series D Preferred Stock for payroll, respectively.

In May 2024, the Company entered into an employment agreement as our director. The Company agrees to pay a salary of $5,000 per month.  During the six months ended June 30, 2026 and 2025, the Company recorded payroll expense of $30,000, and the Company issued 23,440 and 3,791 shares of Series D Preferred Stock for payroll, respectively.

In January 2025, the Company entered into an employment agreement as our director. The Company agrees to pay a salary of $5,000 per month.  During the six months ended June 30, 2026 and 2025, the Company recorded payroll expense of $30,000 and the Company issued 23,440 and 2,842 shares of Series D Preferred Stock for payroll, respectively.

9. NOTES PAYABLE

During the year ended December 31, 2024, the Company issued notes payable of $32,096. The note is a 4% interest bearing promissory note that the term is 1 year.

During the six months ended June 30, 2026, the Company recorded notes payable of $32,096, interest expense of $636, and accrued interest of $2,852 and $2,216, respectively, as of June 30, 2026 and December 31, 2025.

10. COMMITMENTS AND CONTINGENCIES

Short-term Leases

The Company has not entered into any long-term leases, contracts, or commitments. In November 2023, the Company leased an office for a month-to-month term. During the six months ended June 30, 2026 and 2025, the Company incurred rent expense of $375 and $0, respectively. The Company had security deposit of $2,500 as of December 31,2025. During the six months ended June 30, 2026, the security deposit was written off, resulting in a balance of $0 as of June 30, 2026.

11. SUBSEQUENT EVENTS

No significant event to report.

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

The Company's current products in development include dietary supplements utilizing natural ingredients and proprietary methods to optimize the availability of nutrients in foods and beverages. The human products are designed to aid in cognitive health, regenerative stem cell activation, and healthy weight loss. MyndMed™ provides Immediate cognitive enhancement (focus, clarity, motivation), medium-term resilience and memory gains, and long-term neuroprotection and cognitive health, making it a robust solution for anyone seeking to optimize mental performance and brain longevity. Zeranovia™ is a healthy weight loss enhancer, Xcellara™ is BioAdaptives’ regenerative wellness solution to enhance your performance, accelerate recovery, and revitalize your health.

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

The Company’s Product MyndMed™ completed its pre-launch phase in November 2025.  MyndMed™ is designed to optimize multiple neurotransmitter systems and neuroprotective pathways, delivering broad-spectrum cognitive benefits. By synergistically targeting acetylcholine, dopamine, neuroprotection, synaptic growth, and stress reduction, MyndMed™ supports both immediate and sustained improvements in mental performance, resilience, and brain health. It aids in a rapid increase in motivation, sustained attention, and mental clarity, and helps in tackling demanding cognitive tasks with greater drive and efficiency.  The product underwent rigorous testing by TruShield and received its TruShield Certified Certification, which provides the brand with a trusted, science-backed way to demonstrate that the product is free from banned substances. Joining MyndMed™™ is MyndRenew.™ a nighttime dietary supplement formulated to support sleep quality and the brain's natural overnight recovery processes. MyndRenew™ is the nighttime component of the Company's MyndSystem™ platform — a first-of-its-kind approach to cognitive support that spans the full 24-hour cycle. This 24-hour MyndSystem platform was launched in the end of this quarter.

Xcellara™ BioAdaptives’ regenerative wellness solution to enhance performance, accelerate recovery, and revitalize health is Backed by double-blind placebo-controlled clinical trials, Xcellara™ activates stem cells for cellular regeneration. Derived from a proprietary blend of nutraceutical compounds, Xcellara™ is the secret weapon for success on and off the court, providing a myriad of benefits. In its market testing, Xcellera™ has demonstrated a positive effect on individuals challenged by chronic fatigue. To expand the success and possibilities we see in Xcellara™, a collection of products based on Xcellara™ researches are being expanded into an Xcellara™ platform. The first new product in this Platform is Xcellara-Heart™. The new formula combines the company's stem/progenitor cell mobilization platform with Tanshinone IIA, a compound studied in cardiovascular signaling research.  The launch expands BioAdaptives' portfolio of targeted wellness supplements and represents another step in the company's strategy of building products around its Xcellara™ platform. The Company is looking to add another 6 science rich products based on the Xcellara™ platform within the year.

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

Market and Marketing

BioAdaptives Inc. has developed a robust Direct to Consumer (DTC) digital marketing campaign to connect directly with its target audience. Leveraging platforms like social media, email marketing, and user-friendly websites, the company promotes its supplement products with engaging content tailored to health-conscious consumers. Through targeted ads, informative blog posts, and compelling calls-to-action, BioAdaptives ensures its messaging resonates, driving awareness and conversions while fostering a community around wellness and natural health solutions.

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

In the past 9 months, the Company also placed its PawPa™ Regen™ Dog Treats with Amazon and started limited advertising efforts there.  It has shown slow progress.

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

2.  LIQUITITY AND CAPITAL RESOURCES:

Liquidity -- Financial Performance –  Three Months Ended June 30 2026, and 2025

We had a net gain of $ 150,090 for the three-month period ended June 30, 2026, which gained $ $308,004 more than the net loss of $ 157914 for the three-month period ended June 30, 2025. The change in our results is mainly due to the Change in the value of derivatives liabilities.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended June 30, 2026 and 2025.

	June 30, 2026	June 30, 2025	Changes
Revenue	4,249	1,063	3,177
Cost of Sales	748	2,156	1,408
Operation Expenses	201,416	280,282	78,866
Other income (expenses)	347,266	121,305	225,761
Net Income (loss)	150,090	(157,914)	308,004

Revenue

PawPa™ Regen dog treats, started limited sales via its website and Amazon. It is still going through its market testing. MyndSystem™ started its test marketing in May and is still evolving into its new bundle. While Xcellara™ has slowly started its marketing

Cost of Sales

Cost of Sales covers these sales

Operation Expenses

Our general, administrative and professional fees are largely attributable to office, rent, advertising, consultants and transfer agent, legal, accounting and audit fees related to our reporting requirements as a public company as well as stock-based compensation for officers, directors and consultants.

Other Income (Expense) $ 347,266 and $ 121,305 for the three months ended June 30, 2026, and 2025. It also shows a change in fair value of derivative liabilities of 446,739 and 130,954 for June 30, 2026, and 2025.

Net Gain

As a result of our change in the fair value of the derivatives  liabilities the Company reported a net gain of $156,090 and a net loss of $157914 for the three months ended June 30, 2026, and 2025

Capital Resources – Balance Sheet and Cash Flows

Our balance sheet as of June 31, 2026 reflects current assets of $ 67,767 , including cash in the amount of    $29,221

Working Capital (Deficiency)

	June 30, 2026	June 30, 2025	Change
Current Assets	$78,767	$255,515	$(176,748)
Current Liabilities	$(1,844,874)	$(1,407,813)	$(437,061)

Working Capital (Deficiency)	$(1,766,107)	$(1,115,297)	$(650,810)

	Nine Months Ended
	June 30
	2026	2025	Change
Cash provided by (used in) Operating Activities	$(129,204)	$(208,888)	$79,664
Cash provided by (used in) Investing Activities	-	-	-
Cash provided by (used in) Financing Activities	-	-	-

Net cash provided (used) by operating activities during the six months ended June 30, 2026 was $129,224 a decrease of $ 79,664 from net cash used of $208,888 in operating activities during the three months ended June 30,  2025

As of June 30, 2026, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, as well as the sales of our various new product lines, which may be insufficient to fund our capital expenditure, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

On June 30 2026, we had $ 29,221 of cash on-hand and an accumulated deficit of $ 10,688,200, and as noted throughout this report and our financial statements and notes thereto, our independent auditors expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2025. We anticipate to be incurring some losses in the near future, until all the products are launched and  have maximized their sales. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2026.  This evaluation was carried out under by our Chief Executive Officer.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2026 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2026,  our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment. and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2026: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (a) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At this time, we know of no pending legal proceedings to which we are a party, either individually or in the aggregate. We are from time-to-time, during the normal course of our business operations, subject to various litigation claimsand legal disputes. There are no such claims or disputes pending at this time and we have not been notified of any possible claims or disputes.

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

BioAdaptives Inc. (Registrant)

Dated: August 19, 2026	/s/ James E. Keener
James E. Keener
Chief Executive Officer

/s/ James E. Keener
James E. Keener
Principal Financial Office

